Form 10QSB
period 1998-03-31
CUIDAO HOLDING CORP
filed 1999-01-14
CIK 1018765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 333-43457
                               ------------------

                              CUIDAO HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)
                            ------------------------

               Florida                                  65-0639616
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or organization)


      3201 West Griffin Road, Suite 204, Ft. Lauderdale, Florida 33312-6900
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (954) 964-1060

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At March 31, 1998 , the registrant had outstanding 2,222,000 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                Form 10-QSB for the Quarter ended March 31, 1998

                                      INDEX

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of March 31,
                         1998 (unaudited) and December 31, 1997 (audited)

                Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and March 31, 1997 (both periods unaudited)

                Condensed Consolidated Statement of Stockholders' Equity for
                         the three month period ended March 31, 1998
                         (unaudited)

                Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997 (both periods unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                         Plan of Operations

                          Part II. OTHER INFORMATION
                                   -----------------

Items 1 through 5.         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                    Exhibit No.                          Description
                    -----------                          -----------

                        27.0                   Financial Data Schedule
                                               (Filed electronically herewith)

                  (b)      Reports on Form 8-K: None

ITEM 1. FINANCIAL INFORMATION

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                             ASSETS
                                                             ------

                                             March 31, 1998        December 31, 1997
                                           --------------------  ---------------------
ASSETS                                         (unaudited)
  Cash and cash equivalents                $             2,030   $              5,840
  Accounts receivable                                    3,712                 19,633
  Samples inventory                                      1,832                  3,220
  Prepaid expenses                                       3,035                  1,534
                                           --------------------  ---------------------
     Total current assets                               10,609                 30,227

PROPERTY AND EQUIPMENT
  Office equipment, at cost, net of
     accumulated depreciation                            9,292                 10,007
                                           --------------------  ---------------------
OTHER ASSETS
  Goodwill, net of accumulated
     amortization                                       10,000                 11,250
  Organizational costs, net of
    accumulated amortization                             1,031                  1,108
  Deferred offering costs                               36,162                 35,162
  Prepayments and deposits                               1,658                  1,658
                                           --------------------  ---------------------
     Total other assets                                 48,851                 49,178

                                           ====================  =====================
         Total assets                      $            68,752   $             89,412


                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

                                             March 31, 1998       December 31, 1997
                                           --------------------  ---------------------
CURRENT LIABILITIES                            (unaudited)
  Accounts payable                         $            14,116   $              4,558
  Accrued expenses and taxes                             2,622                    819
  Loans payable                                         30,000                  2,500
                                           --------------------  ---------------------
     Total current liabilities                          46,738                  7,877

STOCKHOLDERS' EQUITY
 Common Stock, $.0001 par value:
   Authorized shares - 100,000,000;
   issued and outstanding shares -
   2,222,000 at March 31, 1998
   and December 31, 1997                                   223                    223
 Preferred Stock, $.0001 par value:
   Authorized shares - 10,000,000;
   issued and outstanding shares -
   38,000 at March 31, 1998
   and December 31, 1997                                     4                      4
ADDITIONAL PAID-IN CAPITAL                             246,299                246,299
ACCUMULATED DEFICIT                                   (224,512)              (164,991)
                                           --------------------  ---------------------
     Total stockholders' equity                         22,014                 81,535
       Total liabilities and
         stockholders' equity              $          $ 68,752   $             89,412
                                           ====================  =====================

     See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       THREE MONTHS             THREE MONTHS                  DEVELOPMENT
                                          ENDED                     ENDED                        STAGE
                                                                                          February 12, 1996 TO
                                      March 31, 1998           March 31, 1997                March 31, 1998
                                  -----------------------   ----------------------    -----------------------------
Revenues                          $                   49    $                   -     $                     27,120

Cost of revenues                                  17,406                        0                           44,856
                                  -----------------------   ----------------------    -----------------------------

Gross profit (loss)                              (17,357)                       0                          (17,736)

Operating expenses                                42,165                   14,195                          207,149
                                  -----------------------   ----------------------    -----------------------------

Income (loss) before taxes                       (59,522)                 (14,195)                        (224,885)

Interest income                                        0                       28                              372
                                  -----------------------   ----------------------    -----------------------------

Net income (loss)                 $              (59,522)   $             (14,167)    $                   (224,513)
                                  =======================   ======================    =============================

Net income (loss)
     per common share                              (.027)                   (.003)                           (.074)

Weighted average common shares
     outstanding                               2,222,000                4,223,221                        3,018,011



     See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                            DEFICIT ACCUMULATED
                                                                                                                DURING THE
                             COMMON STOCK                     PREFERRED STOCK           PAID-IN CAPITAL      DEVELOPMENT STAGE
                  --------------------------------      ----------------------------  ------------------    --------------------
                      SHARES           AMOUNT             SHARES         AMOUNT
                      ------           ------             ------         ------
Balance at
December 31, 1997      2,222,000   $          223             38,000  $           4     $      246,299      $         (164,991)

Net loss,
March 31, 1998                                                                                                         (59,522)

Balance,
March 31, 1998         2,222,000   $          223             38,000  $           4     $      246,299      $         (224,513)
                  ===============  ===============     ============== ==============    ===============    ====================

    See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           THREE MONTHS           THREE MONTHS        DEVELOPMENT STAGE
                                               ENDED                ENDED           FEBRUARY 12, 1996 TO
                                          March 31, 1998       March 31, 1997          March 31, 1998
                                       --------------------- -------------------- ------------------------
CASH FLOWS PROVIDED (USED)
  BY OPERATING ACTIVITIES:

    Net Income (loss)                  $        (59,522)    $           (14,167)    $        (224,513)

    Adjustments to reconcile
      net income (loss) to net
      cash provided (used) by
      operating activities:
       Depreciation                                 715                     479                 2,876
       Amortization of
         organizational costs/goodwill            1,327                      74                 5,509
       Issuance of common stock
         for legal services                           0                       0                21,085
       Decrease (increase) in
         accounts receivables                    15,921                       0                (3,712)
       Decrease (increase) in
         samples inventory                        1,388                       0                (1,832)
       Increase (decrease) in
         organizational costs                         0                    (150)               (1,540)
       Increase (decrease) in
         deferred offering costs                 (1,000)                   (500)              (36,162)
        Decrease (increase) in
          prepayments and deposits               (1,500)                      0                (4,692)
       Increase in accounts payable               9,558                   1,388                14,116
       Increase (decrease) in
         accrued expenses                         1,803                  (1,014)                2,622
       Increase in loans payable                 27,500                       0                30,000
                                       -----------------    --------------------    ------------------
          Net cash provided (used)
             by operations                       (3,810)                (13,890)             (196,243)

CASH FLOWS PROVIDED (USED)
  BY INVESTING ACTIVITIES:
    Acquisition of office
       equipment                                      0                  (7,132)              (12,167)
                                       -----------------    --------------------    ------------------
         Net cash flow provided (used)
            by investing activities                   0                  (7,132)              (12,167)

CASH FLOWS PROVIDED (USED)
  BY FINANCING ACTIVITIES:
     Proceeds from issuing
       common stock                                   0                  36,100               115,440
     Proceeds from issuing
       preferred stock                                0                       0                95,000
                                       -----------------    --------------------    ------------------
         Net cash provided (used)
           by financing activities                    0                  36,100               210,440

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                      (3,810)                 15,078                 2,030

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                          5,840                  11,693                     0


CASH AND CASH EQUIVALENTS              =================    ====================    ==================
  AT END OF PERIOD                     $          2,030     $            26,771     $           2,303
                                       =================    ====================    ==================

 See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


         Note 1 - Summary of Significant Accounting Policies

                  The Company

                  Cuidao Holding Corp. (the "Company") is a development stage company which imports, develops, manages and distributes a portfolio of international and regional brands of beer, wine and spirits.

                  The Company was organized under the laws of the State of Florida on February 12, 1996. On June 27, 1996, the Company formed Cuidao (USA) Import Co., Inc., a wholly owned subsidiary incorporated under the laws of the State of Florida. On March 31, 1997, the Company acquired all of the issued and outstanding common stock of R&R (Bordeaux) Imports, Inc., a Florida corporation, making R&R (Bordeaux) Imports, Inc., a wholly owned subsidiary of the Company.

                  The accompanying condensed consolidated financial statements presented include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                  Basis of Presentation

                  The condensed consolidated balance sheet as of March 31, 1998, the related condensed consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997 and for the period beginning with inception and ending March 31, 1998, the related condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1998, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997 and for the period beginning with inception and ending March 31, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results may not be indicative of results for a full year.

                  The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain information included in the Company's annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements, but may not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 1997 financial statements.

                  Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.

                  Office Equipment

                  Office equipment is stated at cost and depreciated over its estimated allowable useful life (7 years), using the double declining balance method. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                  Organizational Costs

                  The Company has incurred certain federal and state filing and registration fees, legal and promotional fees in its formation and capitalization, which will benefit the Company in future periods. These costs are being amortized over a five year life using the straight-line method.

                  Deferred Offering Costs

                  Deferred offering costs include the costs associated with a proposed intial public offering of the Company's common stock. The costs related to the intial public offering will be capitalized and netted against the amount received from the public offering. All deferred offering costs will be expensed in the event the offering is not consummated (See Note 3).

                  Net Loss per Common Share

                  Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

         NOTE 2 - Loans Payable

                  At March 31, 1998, the Company had received loans totalling $30,000 from the Company's Chairman of the Board and President. The loans are due upon demand and do not bear any interest.

         NOTE 3 - Stockholders' Equity

                  The Company's authorized and outstanding $.0001 par value capital stock as of March 31, 1998 was as follows:

                                                                    Shares                       Shares
                                                                  Authorized                   Outstanding
                                                                  ----------                   -----------
                  Series A Preferred Stock...........             10,000,000                       38,000
                  Common Stock.......................            100,000,000                    2,222,000

                  On December 30, 1997, the Company filed a Registration Statement on Form SB- 2 with the Securities and Exchange Commission to offer up to 260,000 Units to the general public. Each Unit consists of one share of the Company's common stock and one common stock purchase warrant ("Warrant"). Each Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $8.00, subject to adjustment, at any time over a three year period commencing on the effective date of the Registration Statement. The Warrants may be redeemed by the Company at $.05 per Warrant, at any time prior to their expiration on not less than 30 days' written notice, if the closing bid price of the common stock equals or exceeds $10.00 per share for 30 consecutive trading days ending within 10 days of the notice of redemption.

                  In connection with the public offering, the Company has agreed to sell to its Placement Agent for the offering, at the closing of the public offering, a Placement Agent Unit Purchase Option to purchase up to 26,000 Units for a purchase price of $7.00 per Unit.

                  As of March 31, 1998, the Company's Registration Statement had not been declared effective by the Securities and Exchange Commission.

         NOTE 4 - Stock Option Plan

                  In October 1997, the Board of Directors and stockholders of the Company approved two stock option plans; an incentive stock option plan ("Incentive Plan") and a directors' stock option plan ("Directors' Plan"). The Incentive Plan covers employees of the Company (including officers and employee directors), and the Directors' Plan covers nonemployee directors of the Company.

                  A total of 750,000 shares of common stock of the Company are reserved for issuance under the Incentive Plan. The Incentive Plan provides for the granting of "statutory incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, and for the granting to employees and consultants of nonstatutory stock options.

                  A total of 250,000 shares of Common Stock are reserved for issuance under the Directors' Plan. The Directors' Plan provides only for the grant of nonstatutory stock options.

                  At March 31, 1998, there were no stock options outstanding under either the Incentive Plan or the Directors' Plan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

General

         The Company was organized in February 1996 under the laws of the State of Florida. The Company is a development stage enterprise established for the purpose of importing, developing, managing and distributing a portfolio of international and regional brands of beer, wine and spirits. The Company was formed to participate in specific niche segments of the approximate $100 billion United States alcoholic beverage market by acting as a supplier of a variety of beers, wines and spirits.

Results of Operations

         Since its inception, the Company has primarily been in the process of developing its business concept and alcoholic beverage product portfolio, and therefore has not generated any significant revenues. For the three month period ended March 31, 1998, the Company had a loss from operations of $(59,522). Since its inception, the Company has had losses from operations of $(224,513). The Company's losses are attributable to expenditures by the Company in its development stage, which expenditures included, among other items, legal, accounting, licensing and permit fees, travel expenses, deposits, corporate office rent and corporate office expenses.

         The Company expects to continue to incur losses until such time as it obtains market acceptance of its initial products at selling prices and volumes which provide adequate gross profit to cover operating costs. The Company believes that once its concept and alcoholic beverage product portfolio are fully developed, it will generate its revenues from the sale of its alcoholic beverage products to independent beverage distributors and wholesalers for resale to retailers who sell alcoholic beverages to consumers as well as from the sale of its alcoholic beverage products directly to restaurants, bars and specialty stores.

         While management of the Company believes that revenues anticipated to be generated from the sale of its alcoholic beverage products will allow the Company to operate profitably, there can be no assurance that once the Company fully develops its business concept and alcoholic beverage product portfolio, that it will operate in a profitable manner.

Liquidity and Capital Resources

         Since its inception, the Company has financed its development activities through a combination of private transactions involving the issuance of common stock and preferred stock for cash, and loans from officers and shareholders of the Company.

         On December 30, 1997, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to offer up to 260,000 Units to the general public at a per Unit price of $5.75. Each Unit consists of one share of the Company's common stock and one common stock purchase warrant ("Warrant"). Each Warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $8.00, subject to adjustment, at any time within three years of the date that the Company's Registration Statement is declared effective by the Securities and Exchange Commission. The Warrants may be redeemed by the Company at $.05 per Warrant, at any time prior to their expiration on not less than 30 days' written notice, if the closing bid price of the Company's common stock equals or exceeds $10.00 per share for 30 consecutive trading days ending within 10 days of the notice of redemption.

         The minimum offering by the Company will be 95,000 Units ($546,250) and the maximum offering by the Company will be 260,000 Units ($1,495,000). The net proceeds to the Company from the sale of Units are estimated to be approximately $413,507 if the minimum number of Units are sold and $1,243,663 if the maximum number of Units are sold.

         The Company believes that the proceeds from the sale of the minimum number of Units offered will be sufficient to meet the Company's working capital requirements for the full development of the Company's business concept and for the marketing and distribution of the Company's current alcoholic beverage product portfolio. However, absolutely no assurance can be given that the net proceeds from the sale of the Units will be sufficient to meet the Company's working capital requirements for the full development of the Company's business concept and for the marketing and distribution of the Company's current alcoholic beverage product portfolio.

Plan of Operation

   General

         During the next 12 months, the Company intends to carry out four principal objectives:

                  (1) complete the sale of at least the minimum number of Units offered by the Company to the general public so that the Company obtains minimum net proceeds from the offering of $413,507;

                  (2) aggressively manage and market its current portfolio of beers, wines and spirits in specific niche markets of the overall alcoholic beverage industry;

                  (3) expand its management and administrative personnel to support its alcoholic beverage product lines; and

                  (4) expand its product line and distribution channels through strategic alliances and/or through the acquisition of other importers and distributors of alcoholic beverage products or through the acquisition of producers of alcoholic beverage products.

   Marketing of Products

         The Company's current portfolio of beers consist of the following line of beers produced in the People's Republic of China by Tsingtao Brewery No. 3, a brewery owned and operated by Tsingtao Brewery Co., Ltd.: Red Dragon Draft, Red Dragon Light and Red Dragon Amber. The Company's marketing strategy for its line of Chinese beer will be to first introduce its Red Dragon product line to Asian-theme restaurants (primarily Chinese restaurants), stressing the fact that the Company's line of Chinese beer products will provide the restauranteur with a product that he or she currently does not have, which is a diversified (light, amber, draft) Chinese beer line. Thereafter, the Company will seek to introduce its Red Dragon beer products to Asian-related specialty markets. Eventually, the Company plans to introduce its Red Dragon beer brands to retailers who specialize in marketing and selling imported beers. These vendors will primarily consist of ale houses and specialty liquor stores that sell a variety of imported beers.

         To market its Red Dragon beer products, the Company has developed and will institute, a variety of advertising and marketing programs designed to create consumer awareness for its beer products and to establish brand identification. The Company plans to conduct on-premise promotions, which will include the use of posters and wall and daily scheduling calendars which prominently display the Company's Red Dragon beer products at the site of retail sale of the Company's beer products. Where legal, the Company will conduct product tasting seminars with restaurant staff and consumers. As the Company's Red Dragon products are gradually introduced into the mainstream retail market, the Company will integrate a giveaway merchandise program with T-Shirts and baseball caps featuring the Company's Red Dragon logo. The Company's merchandise program will be specifically designed to develop brand identification.

         With its wine products, the Company's objective is to successfully introduce a profitable line of imported wines into the United States retail market. The Company's marketing and sales strategy with respect to its wine products will be to provide the off-premise merchandise market with quality products at a reasonable cost to the retailer and the consumer.

         The Company will distribute its wine products through agents that deal directly with high volume off-premise accounts. Although the Company believes that the high volume off-premise account market does not engage in substantial advertising as a form of marketing, it is the Company's plan to participate in at least three major restaurant/hotel trade shows over the next 12 months for the purpose of marketing its wine products.

   Expansion of Management and Administrative Personnel

         The Company currently has three employees and two consultants. Assuming that product acceptance, sales and revenue growth justify such, the Company anticipates employing an additional four persons over the next 12 months. It is expected that one of these persons will be an executive officer of the Company responsible for certain aspects of the sales and marketing of the Company's wine portfolio and another of these persons will be an executive officer of the Company responsible for certain aspects of the sale and marketing of the Company's beer portfolio.

   Expansion of Product Lines and Distribution Channels

         Over the next 12 months, the Company plans to expand the number of alcoholic beverage products under its management, as well as increase the number of distribution channels for its products. At the foundation of the Company's plans for expansion of its product lines and distribution channels is the acquisition of other importers and/or distributors of alcoholic beverage products.

         In its acquisition planning, the Company will look to acquire other importers and/or distributors of alcoholic beverage products who own, or have the exclusive rights to, niche alcoholic beverage products which can be sold to volume purchasers and which have the potential to be branded. In addition to adding entirely new product lines, acquisitions are expected to be beneficial in adding new customers and distribution channels, and improving operating efficiencies of the Company through shared resources and the creation of critical mass in product offerings.

         The Company has no present commitments or agreements and is not currently involved in any negotiations with respect to any acquisitions.

Cautionary Statement

         This Quarterly Report on Form 10-QSB contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical assumptions and other statements which are other than statements of historical facts. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of tax increases with respect to alcoholic beverage products, regulatory developments, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     CUIDAO HOLDING CORP.
                                        (Registrant)


Dated: January 2, 1999               By: C. Michael Fisher
                                        ------------------
                                         C. Michael Fisher
                                         President, Chief Financial Officer and
                                         Chief Accounting Officer