Form 10QSB
period 1998-06-30
CUIDAO HOLDING CORP
filed 1999-01-14
CIK 1018765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO _________

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

         At June 30, 1998 , the registrant had outstanding 2,222,000 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 Form 10-QSB for the Quarter ended June 30, 1998

                                      INDEX


                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1998
                           (unaudited) and December 31, 1997 (audited)

                  Condensed Consolidated Statements of Operations for the six
                           months ended June 30, 1998 and June 30, 1997 (both periods unaudited)

                  Condensed Consolidated Statement of Stockholders' Equity for
                           the six month period ended June 30, 1998 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the six
                           months ended June 30, 1998 and June 30, 1997 (both periods unaudited)

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

                                 27.0           Financial Data Schedule
                                                (Filed electronically herewith)

                  (b)      Reports on Form 8-K: None

ITEM 1. FINANCIAL INFORMATION

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        ASSETS
                                                                        ------

                                                    June 30, 1998                 December 31, 1997
                                              ---------------------------    ----------------------------
ASSETS                                               (unaudited)
  Cash and cash equivalents                   $                        -     $                     5,840
  Accounts receivable                                             16,651                          19,633
  Samples inventory                                                1,565                           3,220
  Prepaid expenses                                                 4,607                           1,534
                                              ---------------------------    ----------------------------
     Total current assets                                         22,823                          30,227

PROPERTY AND EQUIPMENT
  Office equipment, at cost, net of
     accumulated depreciation                                     20,406                          10,007
                                              ---------------------------    ----------------------------

OTHER ASSETS
  Goodwill, net of accumulated
     amortization                                                  8,750                          11,250
  Organizational costs, net of
    accumulated amortization                                         954                           1,108
  Deferred offering costs                                         38,666                          35,162
  Prepayments and deposits                                         1,658                           1,658
                                              ---------------------------    ----------------------------
     Total other assets                                           50,028                          49,178

                                              ===========================    ============================
         Total assets                         $                   93,257     $                    89,412

                                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       ------------------------------------

                                                    June 30, 1998                 December 31, 1997
                                              ---------------------------    ----------------------------
CURRENT LIABILITIES                                  (unaudited)
  Accounts payable                                                 3,566                               0
  Accrued expenses and taxes                                      27,904                           4,558
  Loans payable                                                    4,968                             819
     Total current liabilities                                    47,299                           2,500
                                              ---------------------------    ----------------------------
                                                                  83,737                           7,877
STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value:
     Authorized shares - 100,000,000;
     issued and outstanding shares -
     2,222,000 at June 30, 1998
     and December 31, 1997                                           223                             223
  Preferred Stock, $.0001 par value:
     Authorized shares - 10,000,000;
     issued and outstanding shares -
     38,000 at June 30, 1998
     and December 31, 1997                                             4                               4
ADDITIONAL PAID-IN CAPITAL                                       246,299                         246,299
ACCUMULATED DEFICIT                                             (237,006)                       (164,991)
                                              ---------------------------    ----------------------------
     Total stockholders' equity                                    9,520                          81,535
       Total liabilities and
         stockholders' equity                 $                   93,257     $                    89,412
                                              ===========================    ============================

    See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS                             SIX MONTHS
                                               ENDED JUNE                              ENDED JUNE                  DEVELOPMENT
                             ---------------------------------------  ----------------------------------------        STAGE
                                                                                                               February 12, 1996 TO
                                   1998                 1997                 1998                   1997          June 30, 1998
                                   ----                 ----                 ----                   ----          -------------
Revenues                     $          44,837    $             -   $           44,886     $              -    $          71,957

Cost of revenues                        15,145              1,265               32,551                1,265               60,001
                             ------------------   ----------------  -------------------    -----------------   ------------------

Gross profit (loss)                     29,692              1,265               12,335                1,265               11,956

Operating expenses                      42,187             40,375               84,352               54,570              249,336
                             ------------------   ----------------  -------------------    -----------------   ------------------

Income (loss) before taxes             (12,495)           (41,640)             (72,017)             (55,835)            (237,380)

Interest income                              0                 68                    0                   96                  372
                             ------------------   ----------------  -------------------    -----------------   ------------------

Net income (loss)            $       $ (12,495)   $       (41,572)  $          (72,017)    $        (55,739)   $        (237,008)
                             ==================   ================  ===================    =================   ==================

Net income (loss)
     per common share                    (.006)             (.021)               (.032)               (.018)               (.081)

Weighted average shares
     outstanding                     2,222,000          1,992,800            2,222,000            3,055,686            2,931,468


     See accompanying notes to condensed consolidated financial statements.

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                                         DEFICIT ACCUMULATED
                                                                                                              DURING THE
                                 COMMON STOCK                  PREFERRED STOCK        PAID-IN CAPITAL     DEVELOPMENT STAGE
                      ------------------------------    ---------------------------- ----------------- ----------------------
                          SHARES          AMOUNT          SHARES         AMOUNT
                          ------          ------          ------         ------
Balance at
December 31, 1997          2,222,000    $      223             38,000     $        4    $     246,299      $       (164,991)

Net loss,
June 30, 1998                                                                                              $        (72,017)

Balance,
June 30, 1998              2,222,000    $      223             38,000     $        4    $     246,299      $       (237,008)
                      =============== =============     ============== ==============  ===============   ===================


     See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            SIX MONTHS          SIX MONTHS               DEVELOPMENT STAGE
                                               ENDED               ENDED                FEBRUARY 12, 1996 TO
                                           June 30, 1998       June 30, 1997               June 30, 1998
                                       --------------------  --------------------    ------------------------
CASH FLOWS PROVIDED (USED)
  BY OPERATING ACTIVITIES:

    Net Income (loss)                    $       (72,017)     $          (55,739)     $         (237,008)

    Adjustments to reconcile
      net income (loss) to net
      cash provided (used) by
      operating activities:
       Depreciation                                1,601                     957                   3,762
       Amortization of
         organizational costs/goodwill
       Issuance of common stock                    2,654                   1,397                   6,836
         for legal services
       Decrease (increase) in                          0                       0                  21,085
         accounts receivables
       Decrease (increase) in                      2,982                       0                 (16,651)
        samples inventory                          1,655                       0                  (1,565)
       Increase (decrease) in
        organizational costs                           0                    (475)                 (1,540)
       Increase (decrease) in
        deferred offering costs                   (3,504)                   (500)                (38,666)
       Decrease (increase) in
        prepayments and deposits                  (3,073)                   (134)                 (6,265)
       Increase in accounts payable               23,345                   1,906                  27,904
       Increase (decrease) in
        accrued expenses                           4,151                    (794)                  4,970
       Increase in loans payable                  44,799                       0                  47,299
                                       ------------------  ----------------------    --------------------
         Net cash provided (used)
            by operations                          2,594                 (53,382)               (189,839)

CASH FLOWS PROVIDED (USED)
  BY INVESTING ACTIVITIES:
    Acquisition of office
       equipment
         Net cash flow provided (used)
            by investing activities              (12,000)                (10,444)                (24,167)
                                       ------------------  ----------------------    --------------------

CASH FLOWS PROVIDED (USED)                       (12,000)                (10,444)                (24,167)
  BY FINANCING ACTIVITIES:
     Proceeds from issuing
       common stock
     Proceeds from issuing
       preferred stock                                 0                  57,799                 115,440
         Net cash provided (used)
           by financing activities                     0                       0                  95,000
                                       ------------------  ----------------------    --------------------

NET INCREASE (DECREASE) IN                             0                  57,799                 210,440
  CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS                         (9,406)                 (6,027)                 (3,566)
  AT BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS                          5,840                  11,693                       0
  AT BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS              ==================  ======================    ====================
  AT END OF PERIOD                       $        (3,566)     $            5,666      $           (3,566)
                                       ==================  ======================    ====================

     See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

                  Basis of Presentation

                  The condensed consolidated balance sheet as of June 30, 1998, the related condensed consolidated statements of operations for the three-month periods ended June 30, 1998 and 1997 and for the six-month period ended June 30, 1998 and 1997 and for the period beginning with inception and ending June 30, 1998, the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 1998, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997 and for the period beginning with inception and ending June 30, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results may not be indicative of results for a full year.

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

         NOTE 2 - Loans Payable

                  At June 30, 1998, the Company had received loans totalling $36,299 from officers, directors and shareholders of the Company. The loans are due upon demand and do not bear any interest.

                  During June 1998, the Company entered into an equipment purchase agreement with a principal stockholder of the Company relating to the purchase by the Company of a 1995 Ford 350 Cargo Van from such principal stockholder for a purchase price of $12,000. Pursuant to the agreement between the Company and the principal stockholder, the Company has paid $1,000 toward the purchase price, with the balance payable over a five month period as follows:

                  July 13, 1998.....................................   $   500
                  August 13, 1998...................................   $   500
                  September 13, 1998................................   $   500
                  October 13, 1998..................................   $   500
                  November 13, 1998.................................   $ 9,000
                                                                     ---------
                           Total outstanding........................   $11,000
                                                                     =========

         NOTE 3 - Stockholders' Equity

                  The Company's authorized and outstanding $.0001 par value capital stock as of June 30, 1998 was as follows:

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

                  On May 1, 1998, the Company's Registration Statement was declared effective by the Securities and Exchange Commission.

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

                  At June 30, 1998, there were no stock options outstanding under either the Incentive Plan or the Directors' Plan.

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

Results of Operations

         Since its inception, the Company has primarily been in the process of developing its business concept and alcoholic beverage product portfolio, and therefore has not generated any significant revenues. For the six month period ended June 30, 1998, the Company had a loss from operations of $(72,017). Since its inception, the Company has had losses from operations of $(237,008). The Company's losses are attributable to expenditures by the Company in its development stage, which expenditures included, among other items, legal, accounting, licensing and permit fees, travel expenses, deposits, corporate office rent and corporate office expenses.

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

         On May 1, 1998, the Company's Registration Statement was declared effective by the Securities and Exchange Commission.

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