Form 10QSB
period 1998-09-30
CUIDAO HOLDING CORP
filed 1999-01-14
CIK 1018765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

         At September 30, 1998 , the registrant had outstanding 2,222,000 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              Form 10-QSB for the Quarter ended September 30, 1998

                                      INDEX


                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1998
                           (unaudited) and December 31, 1997 (audited)

                  Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998 and September 30, 1997 (both periods unaudited)

                  Condensed Consolidated Statement of Stockholders' Equity for
                           the nine month period ended September 30, 1998 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997 (both periods unaudited)

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

                                 27.0            Financial Data Schedule
                                                 (Filed electronically herewith)

                  (b)      Reports on Form 8-K: None

ITEM 1. FINANCIAL INFORMATION

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                               ASSETS
                                                               ------

                                            September 30, 1998            December 31, 1997
                                          ------------------------    --------------------------
ASSETS                                          (unaudited)
  Cash and cash equivalents               $                     -     $                   5,840
  Accounts receivable                                      24,226                        19,633
  Samples inventory                                         1,565                         3,220
  Prepaid expenses                                          2,893                         1,534
                                          ------------------------    --------------------------
     Total current assets                                  28,684                        30,227

PROPERTY AND EQUIPMENT
  Office equipment, at cost, net of
    accumulated depreciation                               19,177                        10,007
                                          ------------------------    --------------------------

OTHER ASSETS
  Goodwill, net of accumulated
    amortization                                            7,500                        11,250
  Organizational costs, net of
    accumulated amortization                                  877                         1,108
  Deferred offering costs                                  38,666                        35,162
  Loan closing fees, net of
    accumulated amortization                                4,375                             0
  Prepayments and deposits                                  1,658                         1,658
                                          ------------------------    --------------------------
     Total other assets                                    53,076                        49,178

                                          ========================    ==========================
         Total assets                     $               100,937     $                  89,412


                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     ------------------------------------


                                            September 30, 1998            December 31, 1997
                                          ------------------------    --------------------------
                                                (unaudited)
CURRENT LIABILITIES                                         2,166                             0
  Accounts payable                                         39,396                         4,558
  Accrued expenses and taxes                                9,552                           819
  Loans payable                                            90,189                         2,500
                                          ------------------------    --------------------------
     Total current liabilities                            141,303                         7,877

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 par value:
     Authorized shares - 100,000,000;
     issued and outstanding shares -
     2,222,000 at September 30, 1998
     and December 31, 1997
  Preferred Stock, $.0001 par value:
     Authorized shares - 10,000,000;
     issued and outstanding shares -                          223                           223
     38,000 at September 30, 1998
     and December 31, 1997                                      4                             4
ADDITIONAL PAID-IN CAPITAL                                246,299                       246,299
ACCUMULATED DEFICIT                                      (286,892)                     (164,991)
                                          ------------------------    --------------------------
     Total stockholders' equity                           (40,366)                       81,535
       Total liabilities and
         stockholders' equity             $                100,937    $                 $ 89,412
                                          ========================    ==========================

     See accompanying notes to condensed consolidated financial statements.

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        THREE MONTHS                               NINE MONTHS                   DEVELOPMENT
                                      ENDED SEPTEMBER                            ENDED SEPTEMBER                    STAGE
                            ------------------------------------   ---------------------------------------   ---------------------
                                                                                                              February 12, 1996 TO
                                  1998                  1997                 1998                  1997        September 30, 1998
                                  ----                  ----                 ----                  ----      ---------------------
Revenues                     $     18,431       $             -     $         63,317     $               -     $           90,388

Cost of revenues                    3,514                   267               36,065                 1,532                 63,515
                            --------------   -------------------   ------------------   -------------------   --------------------

Gross profit (loss)                14,917                  (267)              27,252                (1,532)                26,873

Operating expenses                 64,803                29,272              149,154                83,841                314,138
                            --------------   -------------------   ------------------   -------------------   --------------------

Income (loss) before taxes        (49,866)              (29,539)            (121,902)              (85,373)              (287,265)

Interest income                         0                     2                    0                    97                    372
                            --------------   -------------------   ------------------   -------------------   --------------------

Net income (loss)            $    (49,866)      $       (29,537)    $       (121,902)    $         (85,276)    $         (286,893)
                            ==============   ===================   ==================   ===================   ====================

Net income (loss)
     per common share               (.022)               (.015)               (.055)                (.032)                   (.1)

Weighted average shares
     outstanding                2,222,000             1,995,291            2,222,000             2,700,931              2,861,897

     See accompanying notes to condensed consolidated financial statements.


                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                           DEFICIT ACCUMULATED
                                                                                                                DURING THE
                                   COMMON STOCK                 PREFERRED STOCK          PAID-IN CAPITAL    DEVELOPMENT STAGE
                      -------------------------------    -----------------------------  ---------------- --------------------
                            SHARES             AMOUNT          SHARES         AMOUNT          CAPITAL
                            ------             ------          ------         ------          -------

Balance at
December 31, 1997          2,222,000     $       223           38,000    $         4    $     246,299       $       (164,991)

Net loss,
September 30, 1998                                                                                          $       (121,902)

Balance,
September 30, 1998         2,222,000     $       223           38,000    $         4    $     246,299       $       (286,893)
                      ===============   =============   ==============   ============  ===============    ===================


     See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          NINE MONTHS            NINE MONTHS               DEVELOPMENT STAGE
                                             ENDED                  ENDED                FEBRUARY 12, 1996 TO
                                       September 30, 1998     September 30, 1997          September 30, 1998
                                      ---------------------  ---------------------     --------------------------
CASH FLOWS PROVIDED (USED)
BY OPERATING ACTIVITIES:

    Net Income (loss)                   $     (121,902)      $        (85,276)           $          (286,893)

    Adjustments to reconcile
      net income (loss) to net
      cash provided (used) by
      operating activities:
       Depreciation                              2,830                  1,435                          4,991
       Amortization of
         organizational costs/goodwill           4,606                  2,720                          8,788
       Issuance of common stock
         for legal services                          0                      0                         21,085
       Decrease (increase) in
         accounts receivables                   (4,593)                     0                        (24,226)
       Decrease (increase) in
         samples inventory                       1,655                      0                         (1,565)
       Increase (decrease) in
         organizational costs                        0                   (475)                        (1,540)
       Increase (decrease) in
         deferred offering costs                (3,504)                  (700)                       (38,666)
       Decrease (increase) in
         prepayments and deposits               (1,359)                  (633)                        (4,551)
       Increase (decrease) in
         loan closing fee                       (5,000)                                               (5,000)
       Increase in accounts payable             34,839                  1,135                         39,397
       Increase (decrease) in
         accrued expenses                        8,733                   (574)                         9,552
       Increase in loans payable                87,689                      0                         90,189
                                      -----------------  ---------------------     --------------------------
          Net cash provided (used)
            by operations                        3,994                (82,368)                      (188,439)


CASH FLOWS PROVIDED (USED)
  BY INVESTING ACTIVITIES:
    Acquisition of office
      equipment                                (12,000)               (10,444)                       (24,167)
                                      -----------------  ---------------------     --------------------------
       Net cash flow provided (used)
         by investing activities               (12,000)               (10,444)                       (24,167)

CASH FLOWS PROVIDED (USED)
  BY FINANCING ACTIVITIES:
    Proceeds from issuing
      common stock                                   0                 92,799                        115,440
    Proceeds from issuing
      preferred stock                                0                      0                         95,000
                                      -----------------  ---------------------     --------------------------
       Net cash provided (used)
         by financing activities                     0                 92,799                        210,440

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     (8,006)                   (13)                        (2,166)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                         5,840                 11,693                              0


CASH AND CASH EQUIVALENTS             =================  =====================     ==========================
  AT END OF PERIOD                      $       (2,166)      $         11,680            $            (2,166)
                                      =================  =====================     ==========================

     See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

                  Basis of Presentation

                  The condensed consolidated balance sheet as of September 30, 1998, the related condensed consolidated statements of operations for the three-month periods ended September 30, 1998 and 1997 and for the nine-month periods ended September 30, 1998 and 1997 and for the period beginning with inception and ending September 30, 1998, the related condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 1998, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 and for the period beginning with inception and ending September 30, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results may not be indicative of results for a full year.

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

         NOTE 2 - Loans Payable

                  Related Party Loans

                  At September 30, 1998, the Company had received loans totalling $35,199 from officers, directors and shareholders of the Company. The loans are due upon demand and do not bear any interest.

                           During June 1998, the Company entered into an
equipment purchase agreement with a principal stockholder of the Company relating to the purchase by the Company of a 1995 Ford 350 Cargo Van from such principal stockholder for a purchase price of $12,000. Pursuant to the agreement between the Company and the principal stockholder, the Company has paid $2,250 toward the purchase price, with a balance of $9,750 due and payable on November 13, 1998.

                  Bank Line of Credit

                  In July 1998, the Company obtained a $50,000 revolving line of credit from a bank. This bank line of credit is personally guaranteed by an officer of the Company and accrues interest at 10.50% per annum. At September 30, 1998, $45,240 was borrowed under this facility.

         NOTE 3 - Stockholders' Equity

                  The Company's authorized and outstanding $.0001 par value capital stock as of September 30, 1998 was as follows:

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

                  On May 1, 1998, the Company's Registration Statement was declared effective by the Securities and Exchange Commission (See Note 5).

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

                  At September 30, 1998, there were no stock options outstanding under either the Incentive Plan or the Directors' Plan.

         NOTE 5 - SUBSEQUENT EVENTS

                  Effective November 5, 1998, the Company completed its public offering of Units. A total of 96,175 Units were sold at a price of $5.75 per Unit. After payment of commissions and other expenses of the offering, the Company received proceeds from the offering of approximately $545,156 (See Note
3).

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

Results of Operations

         Since its inception, the Company has primarily been in the process of developing its business concept and alcoholic beverage product portfolio, and therefore has not generated any significant revenues. For the nine month period ended September 30, 1998, the Company had a loss from operations of $(121,902). Since its inception, the Company has had losses from operations of $(286,893). The Company's losses are attributable to expenditures by the Company in its development stage, which expenditures included, among other items, legal, accounting, licensing and permit fees, travel expenses, deposits, corporate office rent and corporate office expenses.

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

         In July 1998, the Company obtained a $50,000 revolving line of credit from a bank. This bank line of credit is personally guaranteed by an officer of the Company and accrues interest at the rate of 10.50%. Outstanding borrowings against this line of credit totalled $45,240 as of September 30, 1998.

         In November 1998, the Company completed its public offering of Units, each Unit consisting of one share of the Company's common stock and one common stock purchase warrant. A total of 96,175 Units were sold at a price of $5.75 per Unit. After payment of commissions and other expenses of the offering, the Company received proceeds from the offering of approximately $545,156.

         Management currently intends that the proceeds of the offering will provide liquidity for the following endeavors utilizing the following amounts of capital:

                  Increase Product Purchases: approximately $200,000 will be used to increase the amount of alcoholic beverage products purchased by the Company so as to support increased sales activity expected, and to reduce the cost of products through volume purchasing.

                  Sales and Marketing Expansion: approximately $100,000 will be used to expand the Company's sales force, increase trade show participation, increase face-to-face sales calls with customers and develop new marketing materials.

                  Facilities Expansion: approximately $50,000 will be used to provide adequate facilities for the anticipated increase in product inventory and sales and to provide adequate office and administrative space for increased staff requirements.

                  Working Capital: approximately $195,156 will be used to provide liquidity for general business contingencies, including the possible expansion of the Company's alcoholic beverage product line and distribution channels through the acquisition of other importers and/or distributors of alcoholic beverage products.

         Management believes that the proceeds received from the sale of its Units as described above will provide the Company with sufficient liquidity to meet the requirements described above for the balance of fiscal 1998 and 1999. However, absolutely no assurance can be given that the proceeds received by the Company from the offering of Units will be sufficient to meet the Company's working capital requirements for the balance of fiscal 1998 and 1999.

Plan of Operation

   General

         During the next 12 months, the Company intends to carry out three principal objectives:

                  (1) aggressively manage and market its current portfolio of beers, wines and spirits in specific niche markets of the overall alcoholic beverage industry;

                  (2) expand its management and administrative personnel to support its alcoholic beverage product lines; and

                  (3) expand its product line and distribution channels through strategic alliances and/or through the acquisition of other importers and distributors of alcoholic beverage products or through the acquisition of producers of alcoholic beverage products.

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



                                    CUIDAO HOLDING CORP.
                                       (Registrant)


Dated: January 2, 1999              By: C. Michael Fisher
                                       ---------------------------------------
                                        C. Michael Fisher
                                        President, Chief Financial Officer and
                                        Chief Accounting Officer