Form 10KSB40
period 1998-12-31
CUIDAO HOLDING CORP
filed 1999-04-15
CIK 1018765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM__________ TO__________

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


                2951 Simms Street, Hollywood, Florida 33020-1510
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (954) 924-0047

       Securities Registered under Section 12(b) of the Exchange Act: None

       Securities Registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its 1998 fiscal year were $68,387.

         The aggregate market value, at April 12, 1999, of the voting common equity held by non-affiliates of the registrant was $5,489,225.

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

         At April 12, 1999 , the registrant had outstanding 2,356,175 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

                                     PART I


Item 1.  Description of Business.

General

         Cuidao Holding Corp. (the "Company") was incorporated in Florida on February 12, 1996. The Company is a development stage corporation which was formed to participate in specific niche segments of the United States alcoholic beverage market by acting as an importer and supplier of a variety of beers, wines and spirits.

Industry

         The alcoholic beverage industry in the United States consists of suppliers, wholesalers and retailers. Over the past five years there has been increasing consolidation at the supplier, wholesaler and, in certain markets, retailer tiers of the alcoholic beverage industry. During the 1990s, the overall per capita consumption of alcoholic beverage products in the United States declined slightly; however, consumption of table wine, in particular varietal table wine, and imported beer has increased during the period.

         The following table sets forth the industry unit volume for shipments of alcoholic beverage products in the three product lines in which the Company intends to participate in the United States. Data shown is for the five years ended December 31, 1997:

   Product                 1997     1996    1995     1994     1993
   -------                 ----     ----    ----     ----     ----

    Wine(1)(2)             213.7    208.9   197.5    193.0    188.6
    Imported
     Beer(3)               194.9    171.8   156.0    144.5    127.4
    Distilled
     Spirits(2)            138.7    138.8   137.3    140.0    144.2
---------------

(1) Includes domestic and imported table, sparkling and dessert wine, wine coolers and vermouth.

(2) Units are in millions of 9-liter case equivalents (2.378 gallons per case).

(3)      Units are in millions of 2.25 gallon cases.


         Wine. The United States wine industry consists of the domestic and foreign (most notably French and Italian) production of three basic wine groups. These groups are table wines (wines consumed with a meal), dessert wines (usually sweet wines consumed after a meal) and sparkling wines (champagnes). From 1993 to 1997, shipments of wine in the United States increased at an average compound annual growth rate of 3%. In 1997, wine shipments increased by 2% when compared to 1996, led by increased shipments of table wine. Table wine accounted for approximately 88% of the total United States wine market in 1997. The Company believes that Americans now consume more table wine for a number of reasons including favorable news about the health benefits of red wine, favorable United States dietary guidelines, new packaging regulations and a strong economy.

         Beer. Beer has the largest share of the United States alcoholic beverage market with a total of 179,600,000 31-gallon barrels being sold in the United States in 1998. Imported beer sales were up 15.1% in 1998, to 16,316,000 31-gallon barrels. This rise in imported beer sales follows a 14.1% increase in 1997 and a 10.3% climb in 1996.

         Spirits. Although shipments of spirits in the United States declined at an average compound annual growth rate of 1% from 1993 to 1997, certain types of spirits, such as vodka, rum, tequila, brandy and prepared cocktails have increased. In 1997, shipments of spirits declined by 0.5% from 1996. The Company believes shipments of certain types of spirits may have been negatively affected by concerns in the United States about drinking and driving and a shift in consumer preference toward lower alcohol or lighter tasting products like imported beer and varietal table wines.

Business Strategy

         The Company's strategy is to become a leading importer, developer, manager and distributor of a portfolio of brands of beer, wines and spirits which serve special niche alcoholic beverage markets. Key elements of the Company's strategy include making selective product acquisitions in the alcoholic beverage industry to expand its product portfolio; improving market position and capitalizing on growth trends within the industry; improving operating efficiencies through reduced product and organizational costs; capitalizing and improving on strong alliance and wholesaler relationships; developing brand identification for its portfolio of products; and expanding distribution into new markets and increasing penetration of existing markets.

Product Portfolio

         The Company's current product portfolio encompasses three principal product lines: imported beer, wine and spirits.

  Imported Beer. The Company's imported beer products currently consist of three crafted beers brewed for the Company by the Tsingtao Brewery No. 3 in the People's Republic of China. The three beer products are a draft, light and amber beer which are bottled and sold under the Company's own "Red Dragon" label.

         The Tsingtao Brewery No. 3 is located at the foot of the Tin Zhu Mountains in Shangdong Province. In producing its beer products, the brewery utilizes a unique patented process which is designed to eliminate all impurities from the water used in the brewing process, thus creating a beer which taste pure and is clear. The brewing process utilized by the Tsingtao Brewery No. 3 has earned the brewery a number of national quality awards in China such as the Medal of Most Popular with Consumers, the Medal of Beer

Trusted by Consumers (issued in the First Light Industry Fair), the title of Qingdao High Quality Product, and the title of National Ten Best Stars.

         The owner and operator of Tsingtao Brewery No. 3 is Tsingtao, China's most famous beer producer. Tsingtao's regular beer product, "Tsingtao Beer", is the number one Chinese Beer imported in the United States and ranks among the top 25 imported beers (out of over 600 brands) in the United States.

         Wine. The Company's wine portfolio consist of a diverse line of popular premium and super premium varietal wines produced in the Bordeaux region of France. Presently, the Company's portfolio of wines are procured from four different wine producers and bear the following labels: Buzet Renaissance, Buzet Excellance, Buzet Instant Nature, Les Chais Du Prevot Entre Duex Mers, Les Chais Du Prevot Bordeaux Blanc, Les Chais Du Prevot Bordeaux Rouge, Les Chais Du Prevot Bordeaux Superieur, Cave du Vignoble Gursonnais Bergerac, Cave du Vignoble Gursonnais Cotes de Bergerac and Cave du Vignoble Moelleux and Godet Freres.

         The Company sources its wine products through a network of producers and negotiants. Through its active role in the sourcing decision, the Company makes its own determination as to the quality and price characteristics of the wines that the Company adds to its product portfolio, and thereby is assured of its ability to offer wines of quality and value.

         Spirits. During 1998, the Company, due to financial difficulties experienced by one of its producers, eliminated the La Belle Sandrine product from its spirits portfolio. Currently, the Company's spirits portfolio consist of Godet Freres High Mountain Oolong Tea Liquor, Godet Freres Jules Domet Grand Orange, F.X. De Beukelaer N.V. Liquer, F.X. De Beukelaer Vodka and F.X. De Beukelaer Gin.

Marketing and Distribution

         Presently, the primary goal of the Company's marketing strategy is to develop a broad regional distribution network and to develop brand awareness for its products.

         The Company expects to sell its products to independent beverage distributors and wholesalers for resale to retailers who sell alcoholic beverages to the consumer. Currently, the Company has contractual relations with seven independent wholesale distributors covering four states and 10 Caribbean Islands. Independent wholesale distributors (all of whom may carry other beverage products that compete with the Company's products) are formally appointed by the Company in a variety of ways throughout the states in which the Company does business. There are variations in appointment procedures which are directly attributable to state alcoholic beverage laws mandating territorial appointment (some exclusive and some non-exclusive), restricting in various ways the Company's ability to terminate or not renew the services of wholesale distributors and providing varying periods and methods of resolving contractual disputes. Generally, these state laws vary from a requirement that good cause be shown for the action taken to a requirement that compensation be paid to the terminated distributor for the fair market value of the lost business.

         In each of its targeted markets, the Company attempts to select its distributors based on a number of factors including: (i) market strength measured in terms of financial resources and number and size of accounts served,
(ii) commitment to expend resources to educate consumers and retailers about the quality and tastes of the Company's beer, wine and spirits products, (iii) reputation for customer service, including the ability to frequently service retail accounts and to merchandise the Company's products aggressively and (iv) commitment to community involvement.

         The Company's marketing and sales program calls for the Company to pursue promotional strategies that are designed to create strong brand awareness built on quality products, service to distributors and product imaging. The Company believes that grass root promotion, word-of-mouth reputation and an identifiable and favorable price to quality value quotient are the principal elements of influencing consumer product selection. As a result, the Company anticipates devoting considerable effort, through tastings and distributor visits, to educating distributors and consumers as to the distinctive qualities of its products. The Company will participate in localized promotions designed to enhance the reputation of the Company and its products. The Company's sales and marketing staff will focus principally on distributor training and assistance, local promotions, and programs for on-premises consumer and retailer education. To build brand recognition in its target markets, the Company anticipates sponsoring or participating in cultural and community events, music and other entertainment performances, craft and imported beer festivals and cuisine events, and sporting events.

         The Company believes that an important function of its sales and marketing staff will be to elevate distributor and retailer awareness of the distinctive qualities of the Company's beer, wine and spirits products. This will be accomplished primarily through direct contact with restaurants, pubs, taverns and grocery chains, and by supplying distributors with distinctive point-of-sale materials, including neon signs, posters, table tents, coasters, calendars, glassware and promotional flyers. The Company's sales staff will meet frequently with distributor sales representatives to jointly visit retail accounts to educate retailers about the quality of the Company's products. This, in turn, allows retailers to assist in educating consumers.

         The Company will use distinctive graphics in its packaging and marketing materials designed to set the Company's products apart and promote strong brand recognition. To differentiate its beer products, the Company plans to sell and distribute a line of T- Shirts, sweatshirts, jackets, hats and similar products emblazoned with the Company's Red Dragon logo and graphics.

         The Company will also utilize direct mail, distributing a full color merchandise catalogue to the Company's distributors and retailers.

Competition

         The Company competes in niche segments of the United States alcoholic beverage industry. The Company believes that presently its beer products compete with imported Asian beers, its wine products compete with domestic and imported wines that generally sell in the range of $5.00 to $8.00 per 750 ml bottle, and its spirits products compete with a wide range of other spirits products such as vodka, gin and prepared cocktails. The principal competitive factors affecting the market for the Company's products include product quality and taste, packaging, price, brand recognition and distribution capabilities. The Company believes that its products will compete favorably overall with respect to these factors. However, absolutely no assurance can be given that the Company or its products will be able to compete successfully against current and future competitors based on these and other factors.

         The Company competes with a variety of importers and suppliers of alcoholic beverage products, many of whom have significantly greater financial, management, administrative, distribution and marketing resources and a higher level of brand recognition than the Company. With respect to its Red Dragon brand, the Company anticipates competition from Sapporo USA, Inc. and Kirin Brewery of America, major importers and distributors of alcoholic beverage products, and the importers and distributors of such Asian beer brands as Sapporo Draft and Kirin Lager and Kirin Light. With respect to its wine and spirits products, the Company expects to compete with major importers, distributors and suppliers of domestic and foreign wines such as Allied Domecq Spirits and Wine and Canandaigua Brands, Inc. and Brown-Forman Corporation.

         The Company anticipates increased competition in all of the product markets that it serves. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company.

Government Regulation

         The alcoholic beverage industry is highly regulated by federal, state and local laws and regulations. Extensive and complex regulation at the federal and state levels has resulted in what is known as the "three-tier licensing system". At the first tier are manufacturers and importers who are licensed to sell to the second tier, wholesalers. Wholesalers in turn supply the third tier, retailers, who ultimately sell to the public. Each tier is subject to various restrictions on its activities. The Company currently is in the first tier, with plans to enter the second tier as soon as reasonably practical.

         In addition to the foregoing, federal and state laws and regulations govern trade and pricing practices, permitted and required labeling, advertising, promotion and marketing practices, relationships with distributors and related matters. For example, federal and state regulators require warning labels and signage on the Company's products.

         The Company has obtained all regulatory permits and licenses necessary to operate its business in the states where the Company's products are to be distributed. Failure on the part of the Company to comply with federal, state or local regulations could result in the loss or revocation or suspension of the Company's licenses, permits or approvals and accordingly could have a material adverse effect on the Company's business. The Company does not expect compliance with such laws and regulations to materially affect the Company's capital expenditures, earnings or competitive position.

Trademarks and Distribution Agreements

         The Company has applied to the United States Patent and Trademark Office (the "PTO") to register its Red Dragon mark. On February 9, 1998, the Company received notification from the PTO that a notice of opposition to the Company's application for registration of its Red Dragon mark had been filed by Desnoes & Geddes, Ltd., a Jamaican corporation ("Desnoes & Geddes") which distributes beer products under the brand names of Dragon Stout and Midnight Dragon. The Desnoes & Geddes notice of opposition claimed that the Company's Red Dragon mark is confusingly and deceptively similar to the Dragon Stout and Midnight Dragon names and therefore the purchasing public is likely to be confused into wrongly believing that the Company's goods originate with, or are sponsored by, Desnoes & Geddes.

         On June 1, 1998, the Company responded to the Desnoes & Geddes notice of opposition in a manner designed to cause the PTO to determine that the Desnoes & Geddes notice of opposition is without merit and that the Company's Red Dragon mark should be registered. As of the date of this report, no determinations have been made by the PTO with respect to this matter.

         Should the Company be unable to register its Red Dragon mark, then the Company may be required to obtain some form of license or other proprietary right of third parties from Desnoes & Geddes in connection with the use of the Company's Red Dragon mark. No assurance can be given that any licenses or arrangements required for the use of the Red Dragon mark would be made available on terms acceptable to the Company, if at all.

         The inability of the Company to use its Red Dragon mark may adversely affect the Company's beer distribution business. Further, the inability of the Company to use its Red Dragon mark in connection with its beer business may require the Company to develop and implement alternative trademarks for its beer business, which may require the Company to incur substantial costs related to such development and implementation.

         The Company believes that an important aspect of its business will relate to the ongoing development of its own house brands. As such, the Company expects to pursue registration of additional trademarks whenever possible and to oppose vigorously any infringement of its marks. As a result of the foregoing, the Company may in the future receive communications from other parties asserting that the Company is infringing certain trademark rights of others. No assurance can be given that any such claims will not result in protracted and costly litigation and that damages for infringement will not be assessed. Further, there can be no assurance that any of the Company's trademarks will not be infringed upon or designed around by others, or that the Company can adequately prosecute or defend any infringements.

         In addition to products that may be sold under trademarks owned by the Company, the Company also imports and distributes alcoholic beverage products under exclusive distribution agreements with suppliers of such products. Significant agreements currently include (1) a three year import and distribution agreement with Cave du Vignoble Gursonnais appointing the Company the exclusive distributor in North America and the Caribbean Islands of all wine products produced by Cave du Vignoble Gursonnais (which agreement expires in 1999 and automatically renews for additional terms of 10 years each, unless either party gives the other sufficient written notice of non-renewal); (2) a three year import and distribution agreement with Les Chais du Prevot appointing the Company the exclusive distributor in North America and the Caribbean Islands of all wine products produced by Les Chais du Prevot (which agreement expires in 1999 and automatically renews for additional terms of three years each, unless either party gives the other sufficient written notice of non-renewal); (3) a 10 year import and distribution agreement with Vignerons De Buzet appointing the Company the exclusive distributor in the United States (excluding the State of New York) and the Caribbean Islands of all wine products produced by Vignerons De Buzet (which agreement expires in 2007 and automatically renews for additional terms of five years each, unless either party gives the other sufficient written notice of non-renewal); and (4) a five year import and distribution agreement with Godet Freres appointing the Company the exclusive distributor in North America and the Caribbean Islands of all champagne products produced by Godet Freres (which agreement expires in 2002 and automatically renews for additional terms of five years each, unless either party gives the other sufficient written notice of non-renewal).

         Prior to their expiration, the foregoing referenced agreements may be converted into non-exclusive agreements if the Company fails to meet certain performance criteria. The Company believes that there is a substantial likelihood that it will fail to meet the performance criteria established in its agreements with Cave du Vignoble, Les Chais du Prevot and Godet Freres, and that such agreements will convert to non-exclusive agreements. The Company believes that given the current development-stage nature of its business, the conversion of the foregoing referenced agreements into non-exclusive agreements will not have a materially adverse effect on the Company's business and its prospects.

Employees

         As of December 31, 1998, the Company employed three persons other than its executive officers. One of these three persons is Robert K. Walker, whom the Company considers to be a key employee.

         Robert K. Walker has been General Manager of the Company since its inception and served as the Company's President from the Company's inception to March 1997. From December 1991 to January
1996, Mr. Walker was President of Leasing Associates, a Hollywood,

Florida based company engaged in store site development for Food Lion, Inc. Also, from 1993 through 1995, Mr. Walker served as President of Never Burn, Inc., a Hollywood, Florida based suncare products distributor. Mr. Walker holds a BA degree from Virginia Wesleyan College.


Item 2.  Description of Property.

         Prior to January 1999, the Company's corporate offices were located in a 925 square foot facility leased by the Company in Ft. Lauderdale, Florida at a monthly rental rate of $775.

         In January 1999, the Company acquired an approximate 9,600 square foot office/warehouse facility in an area of Hollywood, Florida known as the South Florida Industrial Park. The acquired facility is approximately 25 years old and is considered to be in excellent condition. The facility is adequately covered by insurance.

         The Company acquired the facility from Sebastiano and Nunzia Salemi, a husband and wife ("Sellers") for a total purchase price of $575,000. For purposes of financing the purchase of the facility, the Company entered into two separate promissory notes. The first promissory note was entered into by and between the Company and Em-Star Mortgage Co., Coral Springs, Florida, in the principal amount of $350,000 (the "First Note"). The second promissory note was entered into by and between the Company and the Sellers in the principal amount of $130,000 (the "Second Note").

         The First Note bears interest at a rate of 12.5% per annum for three years. The First Note provides for interest only monthly payments of $3,645.83, with the balance of $353,645.84 (assuming no prepayments) due and payable on February 1, 2002. The First Note is secured by a first mortgage and security agreement against the facility and in favor of Em-Star Mortgage Co.

         The Second Note bears interest at a rate of 12% per annum for two years. The Second Note provides for principal and interest monthly payments of $1,300 per month, with all principal and interest due and payable on January 22, 2001. The Second Note is secured by a second mortgage against the facility and in favor of the Sellers.

         Approximately 4,800 square feet of the facility is leased to Laker Airways, Inc., a Delaware corporation ("Laker"). The lease is scheduled to terminate on January 31, 2000 unless extended pursuant to the terms of the lease. The monthly rental payable by Laker to the Company under the lease is $2,700.

Item 3.  Legal Proceedings.

         No legal proceedings to which the Company is a party were pending during the reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is traded on the NASD OTC Bulletin Board under the symbol "CDAO". The Company's common stock commenced trading on the OTC Bulletin Board on March 5, 1999. The high and low per share sales price for the common stock for the period commencing March 5, 1999 and ending March 31, 1999, as reported by the OTC Bulletin Board, was $7.00 and $6.41 respectively. The foregoing referenced high and low price quotations represent prices between dealers, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         As of March 31, 1999, there were approximately 105 holders of record of the Company's common stock.

         The holders of the issued and outstanding shares of common stock are entitled to receive dividends when, as and if declared by the Company's board of directors out of any funds lawfully available therefore. The Company has never declared a cash dividend on its common stock. The Board of Directors intends to retain future earnings to finance the development and expansion of the Company's business and does not expect to declare any dividends in the foreseeable future.

         On December 30, 1997, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to offer up to 260,000 Units to the general public. Each Unit consisted of one share of common stock and one common stock purchase warrant ("Warrant"). Each Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $8.00, subject to adjustment, at any time over a three year period commencing on the effective date of the Registration Statement. The Warrants may be redeemed by the Company at $.05 per Warrant, at any time prior to their expiration on not less than 30 days' written notice, if the closing bid price of the common stock equals or exceeds $10.00 per share for 30 consecutive trading days ending within 10 days of the notice of redemption.

         On May 1, 1998, the Company's Registration Statement (File No. 33-43457) was declared effective by the Securities and Exchange Commission. Effective November 5, 1998, the Company completed its public offering of Units. A total of 96,175 Units were sold at a price of $5.75 per Unit. After payment of underwriting commissions totalling $7,850 and other expenses of the offering totalling $28,244, the Company received net proceeds from the offering of approximately $519,080. Of the $28,244 in offering expenses paid by the Company, $10,000 was paid to the Law Office of John W. Martin for certain legal services performed by the Law Office of John W. Martin in connection with the offering of the Units. John W. Martin, the sole proprietor of the Law Office of John W. Martin, is a director and principal stockholder of the Company.

         The following table sets forth the use and application by the Company of the net proceeds from the offering of the Units as of the period commencing with the effective date of the Company's Registration Statement and ending on December 31, 1998. Unless otherwise indicated, all amounts reflect the actual amount (as opposed to reasonable estimates) of the net proceeds used.

Use/Application                     Amount           Percentage of
  of Proceeds                        Used            Proceeds Used

Purchases of Inventory              $11,240                   2%

Building and Facilities              15,000                   3%

Officers Salaries                     7,000                   1%

Repayment of Indebtedness            43,265                   8%

Advertising and Marketing             3,051                   *

Legal and Accounting                 10,376                   2%

Travel                                9,862                   2%

General & Administrative             24,152                   5%
                                     ------                   -

         Total                     $123,946                  23%
                                    -------                  --
-----------------

(1) Of the $43,265 of net proceeds used by the Company to repay certain indebtedness, $30,000 was paid to C. Michael Fisher, the Company's Chairman of the Board and President.

         As of December 31, 1998, the Company used $15,000 of the proceeds from the offering of the Units towards the purchase of an approximate 9,600 square foot office/warehouse facility in an area of Hollywood, Florida known as the South Florida Industrial Park. The Company considers the use of the proceeds towards the purchase of the office/warehouse facility to be a material, but necessary, change in the use of proceeds as described in the Company's prospectus relating to the offer and sale of the Units. The Company believes that acquisition of the office/warehouse facility will assist the Company in its stated objectives of developing a distribution network (the Company's ability to inventory and warehouse its products will allow it to more timely meet the delivery requirements of its distributors) and realizing certain operating efficiencies and product cost reductions.

         As of December 31, 1998, the Company used $43,265 of the proceeds from the offering of the Units toward the repayment of certain indebtedness. The Company considers the use of the proceeds for the repayment of certain indebtedness to be a material change in the use of proceeds described in the Company's prospectus relating to the offer and sale of the Units. The indebtedness repaid by the Company was incurred during the then pending offering of Units. The funds that were borrowed were used by the Company for general working capital purposes.

Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Plan of Operations.

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

Results of Operations

         Since its inception, the Company's principal operating activities have consisted of developing the Company's business concept and alcoholic beverage product portfolio, recruiting employees, raising capital and engaging in marketing activities. As such, the Company has not generated any significant revenues. For the year ended December 31, 1998, the Company had a loss of $170,591. Since its inception, the Company has had losses from operations of $335,581. The Company's losses are attributable to expenditures by the Company in its development stage, which expenditures include, among other items, legal, accounting, licensing and permit fees, employee salaries, travel and entertainment expenses, deposits, office rent and office expenses.

         The Company expects to continue to incur losses until such time as it obtains market acceptance of its initial products at selling prices and volume which provide adequate gross profit to cover operating costs. The Company believes that once its concept and alcoholic beverage portfolio are fully developed, it will generate its revenues from the sale of its alcoholic beverage products to independent beverage distributors and wholesalers, as well as from the sale of its alcoholic beverage products directly to restaurants, bars and specialty stores.

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

         In July 1998, the Company obtained a $50,000 revolving line of credit from a bank. This bank line of credit accrues interest at the rate of 10.50%. Outstanding borrowings against this line of credit totalled $50,000 as of December 31, 1998.

         In November 1998, the Company completed its public offering of Units, each Unit consisting of one share of the Company's common stock and one common stock purchase warrant. A total of 96,175 Units were sold at a price of $5.75 per Unit. After payment of underwriting commissions and other expenses of the offering, the Company received proceeds from the offering of approximately $519,080.

         Management currently intends that the proceeds of the offering will provide liquidity for the following endeavors, which will ultimately utilize the following amounts of capital:

                  Increase Product Purchases. Approximately $150,000 will be used to increase the amount of alcoholic beverage products purchased by the Company so as to support increased sales activity expected, and to reduce the cost of products through volume purchasing.

                  Sales and Marketing Expansion. Approximately $100,000 will be used to expand the Company's sales force, increase trade show participation, increase face-to-face sales calls with customers and develop new marketing materials.

                  Facilities Expansion. Approximately $100,000 will be used to provide adequate facilities for the anticipated increase in product inventory and sales and to provide adequate office and administrative space for increased staff requirements. The Company believes that the use of the proceeds for the expansion and/or purchase of Company facilities is a material, but necessary, change in the planned use of proceeds received by the Company from the offer and sale of the Units. The Company believes that the expansion and/or purchase of Company facilities will assist the Company in its stated objectives of developing a distribution network and realizing certain operating efficiencies and product cost reductions.

                  Working Capital. Approximately $169,080 will be used to provide liquidity for general business contingencies, including the possible expansion of the Company's alcoholic beverage product line and distribution channels through the acquisition of other importers and/or distributors of alcoholic beverage products.

         Management believes that the proceeds received from the sale of its Units as described above will provide the Company with sufficient liquidity to meet the requirements described above for the balance of the 1998 and 1999 year. However, absolutely no assurance can be given that the proceeds received by the Company from the offering of Units will be sufficient to meet the Company's working capital requirements for the balance of the 1998 and 1999 year.

Plan of Operation

  General

         During the next 12 months, the Company intends to carry out three principal objectives:

                  (1) Aggressively manage, market and advertise its current portfolio of beers, wines and spirits in specific niche markets of the overall alcoholic beverage industry;

                  (2) Build distribution for its portfolio of beers, wines and spirits; and

                  (3) Expand its wine and spirits product line.

  Marketing of Products

         The Company's current portfolio of beers consist of the following line of beers produced in the People's Republic of China by Tsingtao Brewery No. 3, a brewery owned and operated by Tsingtao Brewery Co., Ltd.: Red Dragon Draft, Red Dragon Light and Red Dragon Amber. The Company's marketing strategy for its line of Chinese beer is to initially introduce its Red Dragon product line to Asian-theme restaurants (primarily Chinese restaurants), stressing the fact that the Company's line of Chinese beer products will provide the restauranteur with a product that he or she currently does not have, which is a diversified (light, amber, draft) Chinese beer line. Thereafter, the Company will seek to introduce its Red Dragon beer products to Asian-related specialty markets. Eventually, the Company plans to introduce its Red Dragon beer brands to retailers who specialize in marketing and selling imported beers. These vendors will primarily consist of ale houses and specialty liquor stores that sell a variety of imported beers.

         To market its Red Dragon beer products, the Company has developed and will continue to institute, a variety of advertising and marketing programs designed to create consumer awareness for its beer products and to establish brand identification. The Company plans to conduct on-premise promotions, which will include the use of posters and wall and daily scheduling calendars which prominently display the Company's Red Dragon beer products at the site of retail sale of the Company's beer products. Where legal, the Company will conduct product tasting seminars with restaurant staff and consumers. As the Company's Red Dragon products are gradually introduced into the mainstream retail market, the Company will integrate a give merchandise program with T-Shirts and baseball caps featuring the Company's Red Dragon logo. The Company's merchandise program will be specifically designed to develop brand identification.

         With its wine and spirits products, the Company's objective is to successfully introduce profitable lines of imported wines and spirits into the United States retail market. The Company's marketing and sales strategy with respect to its wine and spirits products is to provide the off-premise merchandise market with quality products at a reasonable cost to the retailer and the consumer.

         The Company will distribute its wine and spirits products through agents that deal directly with high volume off-premise accounts. Although the Company believes that the high volume off- premise account market does not engage in substantial advertising as a form of marketing, it is the Company's plan to participate in at least three major restaurant/hotel trade shows over the next 12 months for the purpose of marketing its wine products.

  Build Distribution Network

         Over the next 12 months, the Company expects to continue to build and establish a broad regional distribution network for its alcoholic beverage products. With respect to its Red Dragon beer products, the Company will continue to establish a distribution network in the states of California, Illinois, New York, Virginia, Florida, Maryland, Georgia and Colorado. These are the states that the Company believes will account for the greatest percentage of its Red Dragon beer sales in the near future.

         With respect to its wine and spirits products, the Company continues to enter into contractual relations with regional distributors along the East Coast.

         In each of its targeted markets, the Company will continue to select its distributors based primarily on a distributors market strength measured in terms of financial resources and number and size of accounts served, commitment to expend resources to educate consumers and retailers about the quality and tastes of the Company's beer, wine and spirits products, reputation for customer service, including the ability to frequently service retail accounts and to merchandise the Company's products aggressively and commitment to community involvement.

  Expand Wine and Spirits Product Portfolio

         During the next 12 months, the Company will attempt to expand the number of wine and spirits products under its management. The Company expects to continue to source its wine and spirits products through a network of producers and negotiants throughout Europe.

Factors That May Affect Future Results

         This report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the Securities and Exchange Commission.

         Government Regulation. The federal government and individual states impose excise taxes on alcoholic beverage products in varying amounts which are subject to change. Increases in excise taxes on alcoholic beverage products, if enacted, could materially and adversely affect the Company's financial condition or results of operations. In addition, the alcoholic beverage industry is subject to extensive regulation by state and federal agencies. The federal Bureau of Alcohol, Tobacco and Firearms and the various state liquor authorities regulate such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. New or revised regulations or increased licensing fees and requirements could have a material adverse effect on the Company's financial condition or results of operations.

         Limited Operating History; Management of Growth. The Company is a development stage company with essentially no operating history. The Company has had no significant product sales or operating revenues, has incurred cumulative losses from its inception and as of December 31, 1998 had an accumulated deficit of $335,581. Further, the Company has only limited management, operational and financial resources to accommodate any growth, should it occur. The Company's ability to manage growth effectively will require it to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Independent Distributors and Wholesalers. The Company expects to sell most of its alcoholic beverage products to unrelated distributors and wholesalers for resale to restaurants, bars and retail outlets. Accordingly, the Company is dependent upon these distributors and wholesalers to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. There can be no assurance that the Company's distributors will devote the resources necessary to provide effective sales and promotion support to the Company. In addition, there is always a risk that the Company's distributors will give higher priority to the products of other beverage companies, including products directly competitive with the Company's products, thus reducing their efforts to sell the Company's products. Further, if any of the Company's distributors were to experience financial difficulties, or otherwise become unable or unwilling to promote or sell the Company's products, the Company's results of operations would be adversely affected.

         Competition. The Company is in a highly competitive industry. The Company encounters and is likely to continue to encounter substantial competition from a number of competitors some of which possess greater resources than the Company. The principal competitive factors affecting the market for the Company's alcoholic beverage products include product quality and taste, packaging, brand recognition, price and distribution capabilities. There can be no assurance that the Company will be able to compete successfully against current and future competitors based on these and other factors. The Company competes with a variety of domestic and international suppliers of alcoholic beverage products, many of whom have substantially greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. The Company anticipates increased competition from major importers, distributors and suppliers of alcoholic beverages such as Brown-Forman Company, Canandaigua Brands, Inc., Kobrand Corporation and Allied Domecq Spirits and Wines. These large importers, distributors and suppliers dominate the overall importation and/or distribution of alcoholic beverages in the United States and the Company expects that certain of these companies, with their superior financial resources and established distribution networks, will seek further participation in niche areas of the alcoholic beverage industry through the increased acquisition of alcoholic beverage products to distribute, or the formation of distribution alliances with the producers of alcoholic beverage products which serve specific niche areas of the alcoholic beverage industry. Increased competition could result in price reductions, reduced profit margins and loss of market share, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainty of Demand. Although the Company believes that a demand exists for its portfolio of alcoholic beverage products, the Company has not yet marketed its alcoholic beverage products to any significant extent. As such, the demand for the Company's products are not yet known. Although management has conducted what it believes is market research into the alcoholic beverage industry, absolutely no assurance can be given that sufficient demand for the Company's products exist such that the Company will be successful in its business endeavor.

         Dependence on Wine and Spirits Selection and Sourcing. To a significant extent, the Company's success depends upon its wine and spirits selection and sourcing capabilities. There can be no assurance that the Company will be able to consistently develop a selection of wines and spirits that will enable the Company to maintain or expand its customer base. In the event that a wine or spirit proves to be unpopular for any reason, or the Company orders an excessive quantity of one or more wines, it may encounter liquidity problems under these circumstances which may have a material adverse effect on the Company and its results of operations.

         Dependence on Consumer Acceptance; Strength of Economy. The success of the Company depends upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state tax rates and consumer confidence. Changes in consumer spending in both the national and regional economies can affect both the quantity and the price of alcoholic beverages that consumers are willing to purchase. No prediction can be made about the stability of the economy. Any prolonged downturn in the economy, whether real or perceived, could adversely affect the Company.

         Capital Requirements. The Company anticipates that, if it fails to achieve significant revenues or profitable operations from its initial marketing efforts, it will require additional funding for further marketing and product development. There can be no assurance that additional capital from any source will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly its business activities or cease operations entirely.

         Foreign Production. Currently, all of the alcoholic beverage products to be managed, marketed and distributed by the Company are produced outside of the United States, and include production in China. The foreign production of goods is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls and changes in governmental policies. China currently enjoys most favored nation trading status with the United States. While the Company has not to date experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future with the result of possible increases in costs and delays of, or interferences with, product deliveries resulting in losses of revenues and goodwill.

         Foreign Currency and Foreign Exchange Regulation. As part of the Company's ordinary business operations, the Company is, and will be, required to purchase alcoholic beverage products from certain European and Asian countries. The Company may be required to accomplish such purchases through the use of foreign currencies. As a result, fluctuations in exchange rates of the United States dollar against foreign currencies could adversely affect the Company's results of operations. The Company may attempt to limit its exposure to the risk of currency fluctuations by purchasing forward exchange contracts which could expose the Company to substantial risk of loss. Changes in exchange rates or currency fluctuations that disfavor the U.S. dollar could have a material adverse effect on the Company's business and results of operations.

         Control by Existing Management. As of March 31, 1999, the officers, directors and key employees of the Company, including C. Michael Fisher, Robert
K. Walker and John W. Martin, beneficially owned approximately 67% of the outstanding shares of Common Stock. On all matters, including the election of directors, Messrs. Fisher, Walker and Martin, voting as a single group, have the ability to vote approximately 67% of the votes entitled to be cast by holders of the Company's capital stock. Consequently, the Company is essentially controlled by Messrs. Fisher, Walker and Martin and they would generally have sufficient voting power to determine the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval.

Year 2000 Issue

         The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

         Since it is in its development stage, the Company is presently not materially dependent on information technology systems which could fail to operate properly in the year 2000 if some or all of the software utilized by such information technology systems were not reprogrammed or replaced. As the Company further realizes its plan of operation and business strategy, it is expected that information technology systems will become a more important and material aspect of the Company's operations. In this regard, as the Company adds information technology systems to its operations, it intends to procure and integrate systems which are Year 2000 compliant.

         Notwithstanding the foregoing, the Company believes that its suppliers may have Year 2000 problems which could affect the Company. The Company intends to communicate with its suppliers to assess the potential impact on the Company's planned operations if such suppliers fail to become Year 2000 compliant in a timely manner. It is not possible at present to quantify the cost to the Company of pursuing compliance by its suppliers, nor the financial effect of the Year 2000 problem if it is not timely resolved. The Company presently believes, however, that the cost of mitigating or preventing the adverse effects of the Year 2000 problem will not have a material adverse effect on the Company's financial position, liquidity or results from operations.

Item 7.  Financial Statements.

         The information called for by this item is indexed on page F-1 of this Report and is contained on the pages following said page F- 1.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons.


         The directors and executive officers of the Company and their ages are set forth below:

         Name                      Age               Position(s) Held
         ----                      ---               ----------------

C. Michael Fisher                   44               Chairman of the Board,
                                                     President, Chief Financial
                                                     Officer and Director

David A. Kohl(1)                    42               Subsidiary President

Francis J. Hornik, Jr.              57               Director

John W. Martin                      40               Director
------------

(1) Mr. Kohl is not an executive officer of the Company, but is listed by reason of his status as President of R&R (Bordeaux) Imports, Inc., a wholly-owned subsidiary of the Company.

         C. Michael Fisher has been Chairman of the Board, President and a Director of the Company since March 31, 1997. Mr. Fisher became Chief Financial Officer of the Company on March 30, 1998. Mr. Fisher became Secretary of the Company on July 27, 1998. Mr. Fisher is also President of Fisher and Associates Realty and Princessboro Development Co., Inc., which are real estate development firms located in Virginia Beach, Virginia; positions which he has held since 1980 and 1984 respectively. In his capacity as President of Fisher and Associates Realty and Princessboro Development Co., Inc., Mr. Fisher has been responsible for locating sites, obtaining anchor tenants and performing leasing duties for approximately 15 food and drug retail shopping centers throughout the Mid-Atlantic region of the United States. Mr. Fisher holds a BA degree from Virginia Wesleyan College.

         David A. Kohl has been the President of R&R (Bordeaux) Import Co., Inc. since February 1, 1999. Prior to joining R&R (Bordeaux) Imports, Inc., Mr. Kohl was the General Sales Manager and Wine
Buyer for Vinos Don Pablo Fine Wines Inc., a Bronx, New York-based wine importer and distributor. While at Vinos Don Pablo Fines
Wines Inc., Mr. Kohl was responsible for establishing the importation and distribution of selected wines from France and Spain to retail customers throughout Manhattan and Queens, New
York. Mr. Kohl was also responsible for all cost analysis and pricing of wines, as well as the handling of all federal and state regulatory matters relating to labeling. From February 1985 to November 1997, Mr. Kohl was President of Kohl International Inc., a Florida-based importer and distributor of beer, wine, spirits, and gourmet foods. Mr. Kohl holds a BA degree from Florida International University.

         Francis J. Hornik has been a Director of the Company since April 21, 1997. Since 1980, Mr. Hornik has been the sole proprietor of his own public accounting firm located in Chesapeake, Virginia.

         John W. Martin has been a Director of the Company since July 27, 1998. From 1988 to 1990, Mr. Martin was an associate attorney with the Chicago-based law firm of Baker & McKenzie where he specialized in corporate and securities law. From June 1990 to the present, Mr. Martin has been the sole proprietor of the Law Office of John W. Martin, specializing in corporate and securities law, and in international business transactions. Mr. Martin holds a BA degree from Lake Forest College and a JD degree from the University of California at Davis.

Item 10. Executive Compensation.

         The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 1998 and 1997.

                                            SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                                                            Compensation
                                                                                            ------------
                                             Annual Compensation
                                             -------------------
                                                                                    Securities            All Other
                                                  Bonus          Other Annual       Underlying              Comp.
Name and Principal Position         Salary         ($)           Compensation       Options(#)               ($)
---------------------------         ------      -----------      ------------       ----------           ------------

C. Michael Fisher                   $0            $0                $0                  $0                   $0
 Chairman of the
 Board and
 President

Edward L. Magdycz(1)                $ 7,200       $0                $0                  $0                   $0

Robert K. Walker
 General Manager                    $36,800       $0                $0                  $0                   $0

--------------------

(1) From March 31, 1997 to July 27, 1998, Mr. Magdycz was Secretary of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and
                  Management.

         The following table sets forth certain information as of March 31, 1999 regarding ownership of the Company's common stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) by each director of the Company, (iii) by certain related stockholders and (iv) by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.


Name and
Address of                                              Percent
Beneficial                          Number of        Beneficially
  Owner                            Shares Owned         Owned
  -----                            ------------         -----

C. Michael Fisher(1)                392,800              17%
 1717 Jermyn Lane
 Virginia Beach, VA 23454

Robert K. Walker (2)                779,200              33%
 3835 S.W. 56th Street
 Ft. Lauderdale, FL 33312

John W. Martin(3)                   400,000              17%
 5777 West Century Boulevard
 Suite 1540
 Los Angeles, California 90045

All officers and directors
 as a group (3 persons)             792,800              34%
--------------------

(1) Includes 148,000 shares held by Euro Imperial Group, Ltd., a corporation in which Mr. Fisher is the beneficial owner of all of the shares of common stock. Also includes 220,000 shares held by Paris International Holding, Ltd., a corporation in which Mr. Fisher is the beneficial owner of one-half (1/2) of the shares of common stock of such corporation and 800 shares owned by Katie Fisher and Lauren Fisher, the children of Mr. Fisher.

(2) Includes 220,000 shares held by Paris International Holding, Ltd., a corporation in which Mr. Walker is the beneficial owner of one-half (1/2) of the shares of common stock of such corporation. Also includes 10,800 shares held by Kristopher Walker and Kendall Walker, Mr. Walker's minor children. Also includes 60,000 shares held by Mr. Robert H. Walker, Mr. Walker's father. Mr. Walker disclaims any beneficial ownership of all shares held by Mr. Robert H. Walker.

(3) Mr. Martin received such 400,000 shares in consideration for legal services rendered to the Company, which legal services included the rendering of general corporate advice, and preparing various corporate documents and plans, in connection with the formation and organization of the Company, the negotiation and preparation of various Company agreements, including but not limited to the Company's agreements with its producers and distributors, and the rendering of advice, and the preparation of documents, in connection with the private and public offering of the Company's securities in accordance with applicable federal and state securities laws.

Item 12. Certain Relationships and Related Transactions.

         From approximately June 14, 1996 to March 31, 1997, the Company issued 443,600 shares of its common stock to 47 persons for an aggregate cash purchase price of $110,900. Purchasers of the 443,600 shares included Kristopher Walker, the minor child of Robert K. Walker, who acquired 800 shares of common stock for an aggregate purchase price of $200, Katie and Lauren Fisher, the minor children of C. Michael Fisher, who acquired 800 shares of common stock for an aggregate purchase price of $200 and Robert H. Walker, the father of Robert K. Walker, who acquired 60,000 shares of common stock for an aggregate purchase price of $15,000.

         On March 31, 1997, the Company acquired R&R (Bordeaux) Imports, Inc., a Florida corporation and wholly owned subsidiary of the Company. In the acquisition of R&R (Bordeaux) Imports, Inc., the Company issued 60,000 shares of its common stock having an aggregate value of $15,000 to three persons. One of the recipients of the 60,000 shares was Robert K. Walker, who received 10,000 shares of common stock.

         From July 30, 1997 to October 1997, the Company issued 38,000 shares of its Series A Preferred Stock to five persons for an aggregate purchase price of $95,000. Purchasers of the 38,000 shares of Series A Preferred Stock included C. Michael Fisher, who purchased 16,000 shares for an aggregate purchase price of $40,000 and Euro Imperial Group, Ltd., which purchased 8,000 shares for an aggregate purchase price of $20,000. On November 5, 1998, each outstanding share of Series A Preferred Stock was converted into one share of common stock.

         On April 29, 1996, the Company issued 400,000 shares of its common stock to the Law Office of John W. Martin in consideration for legal services rendered to the Company by the Law Offices of John W. Martin. John W. Martin, the sole proprietor of the Law Office of John W. Martin is a director of the Company. The legal services rendered to the Company by the Law Office of John W. Martin included the rendering of general corporate advice, and preparing various corporate documents and plans, in connection with the formation and organization of the Company, the negotiation and preparation of various Company agreements, including but not limited to the Company's agreements with its producers and distributors, and the rendering of advice, and the preparation of documents, in connection with the private and public offering of the Company's securities in accordance with applicable federal and state securities laws.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. Listed below are all exhibits filed as part of this Report. Certain exhibits are incorporated herein by reference to (i) the Company's Registration Statement on Form SB-2 originally filed on December 30, 1997 (File No. 33-43457), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.




         Exhibit
         Number                                      Description
         ------                                      -----------

         3.0 Amended and Restated Articles of Incorporation of Cuidao Holding Corp.*

         3.1                        Bylaws of Cuidao Holding Corp.*

         4.0                        Specimen Stock Certificate*

         10.0                       Cuidao Holding Corp. 1999 Equity Incentive Plan

         10.1                       Cuidao Holding Corp. 1997 Directors' Stock
                                    Option Plan*

         10.2 Import and Distribution Agreement by and between Cuidao Holding Corp. and the People's
                                    Republic of China, Tsingtao Brewery No. 3 Co.,
                                    Ltd.*

         10.3 Import and Distribution Agreement by and between Cuidao Holding Corp. and Cave du
                                    Vignoble Gursonnais*

         10.4 Import and Distribution Agreement by and between Cuidao Holding Corp. and Les Chais du
                                    Prevot*

         10.5 Import and Distribution Agreement by and between Cuidao Holding Corp. and Vignerons De
                                    Buzet*

         10.6 Import and Distribution Agreement by and between Cuidao Holding Corp. and Godet Freres*

         10.7                       Form of Lock-Up Agreement by and between Cuidao
                                    Holding Corp., West America Securities
                                    Corp. and certain shareholders of Cuidao
                                    Holding Corp.*

         10.8 Form of Promotional Share Lock-In Agreement by and between Cuidao Holding Corp. and certain shareholders of Cuidao Holding Corp.*

         10.9                       Promissory Note and Mortgage and Security
                                    Agreement dated January 22, 1999 by and between
                                    Cuidao Holding Corp. and Em-Star Mortgage Co.

         10.10 Promissory Note dated January 22, 1999 by and between Cuidao Holding Corp. and Sebastiano Salemi and Nunzia Salemi, as husband and wife.

         10.11 Lease Agreement by and between Sebastiano and Nunzia Salemi and Laker Airways, Inc.







         10.12                      Assignment of Lease Agreement dated January
                                    22, 1999 by and between Sebastiano Salemi and Nunzia Salemi, as husband and wife, and Cuidao Holding Corp.

         21.0                       Subsidiaries of Cuidao Holding Corp.

         27.0                       Financial Data Schedule

-----------------------

         * Filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on December 30, 1997 (File No. 33-43457) and incorporated by reference herein.

         (b) Reports on Form 8-K. No current reports on Form 8-K were filed by the Company during the fourth quarter of 1998.


                             CUIDAO HOLDING CORP.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                               PAGE
                                                                                               ----


Independent Auditor's Report.............................................................      F-2

Consolidated Balance Sheets as of December 31, 1997 and
         1998............................................................................      F-3

Consolidated Statements of Operations for the two years ended December 31, 1997 and 1998 and cumulative totals for development stage operations from
         February 12, 1996 (date
         of inception) to December 31, 1998..............................................      F-4

Consolidated Statements of Stockholders' Equity for the two years ended December
         31, 1997 and 1998 and cumulative totals for development stage operations from February 12,
         1996 (date of inception) to December 31, 1998...................................      F-5

Consolidated Statements of Cash Flows for the two years ended December 31, 1997 and 1998 and cumulative totals for development stage operations from
         February 12, 1996 (date
         of inception) to December 31, 1998..............................................      F-6

Notes to Consolidated Financial Statements...............................................      F-7





                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders of Cuidao Holding Corp.


         We have audited the accompanying consolidated balance sheets of Cuidao Holding Corp. and its subsidiaries (a development stage company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and cumulative totals for development stage operations from February 12, 1996 (date of inception) through December 31, 1998. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cuidao Holding Corp. and subsidiaries (a development stage company) as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended and cumulative totals for development stage operations from February 12, 1996 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                    BAUM & COMPANY, P.A.

March 14, 1999
Coral Springs, Florida

                              CUIDAO HOLDING CORP.
                          (A Development Stage Company)


                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998


                                                      ASSETS

                                                              1997         1998
                                                           --------      -------

Current Assets
   Cash and Cash Equivalents .........................     $  5,840     $353,281
   Accounts Receivable ...............................       19,633       24,226
   Inventory .........................................        3,220            0
   Prepaid Expenses ..................................        1,534       32,444
                                                           --------     --------
      Total Current Assets ...........................       30,227      409,951
Equipment
   (Net of $2,161 and $6,220 of accumulated
    depreciation at December 31, 1997
     and 1998) .......................................       10,007       18,782
                                                           --------     --------
Other Assets
   Goodwill (Net of $3,750 and $8,333 of
   accumulated amortization at December 31, 1997
   and 1998) .........................................       11,250        6,667
Organizational Costs
    (Net of $432 and $740 of accumulated
     amortization at December 31, 1997 and 1998) .....        1,108          800
Deferred Offering Costs ..............................       35,162            0
Prepayments and Deposits .............................        1,658       18,157
                                                           --------     --------
      Total Other Assets .............................       49,178       25,624
                                                           --------     --------
            Total Assets .............................     $ 89,412     $454,357
                                                           --------     --------

Current Liabilities
   Accounts Payable and Accrued Expenses .............     $  5,377     $ 78,714
   Loan Payable ......................................        2,500       50,070
                                                           --------     --------
      Total Current Liabilities ......................        7,877      128,784
                                                           --------     --------

Stockholders' Equity
   Common Stock, $.0001 par value:
     Authorized shares -- 100,000,000
     Issued and outstanding shares -- 2,222,000
     at December 31, 1997 and 2,356,175 at
     December 31, 1998 ...............................          223          236

  Preferred Stock, $.0001 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- 38,000
     at December 31, 1997 and 0 at
     December 31, 1998 ...............................            4            0
Additional Paid-In Capital ...........................      246,299      660,918
Deficit Accumulated during Development Stage .........     (164,991)    (335,581)
                                                          ---------    ---------
      Total Stockholders' Equity .....................       81,535      325,573
                                                          ---------    ---------
          Total Liabilities and Stockholders' Equity .    $  89,412    $ 454,357
                                                          ---------    ---------





      See Accompanying Auditor's Report and Notes to Financial Statements.

                              CUIDAO HOLDING CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998 AND
               CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS
         FROM FEBRUARY 12, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1998


                                     Year         Year
                                    Ended        Ended        Development Stage
                                 December 31, December 31,   February 12, 1996 to
                                     1997         1998         December 31, 1998
                                ------------  -------------  ---------------------

Revenues .....................   $    27,071    $    68,387    $    95,458
Cost of Revenues .............        27,450         40,359         67,809
                                 -----------    -----------    -----------
Gross Profit .................          (379)        28,028         27,649
Operating Expenses:
    General and Administrative       120,783        197,365        362,349
                                 -----------    -----------    -----------
Income (Loss) Before Interest
  Income .....................      (121,162)      (169,337)      (334,700)
Interest Income ..............           180       (  1,254)      (    881)
                                  -----------   -----------    -----------
Net Income (Loss) During
  Development Stage ..........   $  (120,982)   $  (170,591)   $  (335,581)
Income (Loss) Per Common
  Share ......................   $     (.099)         (.076)   $     (.137)
                                 -----------    -----------    -----------
Weighted Average Common
  Shares Outstanding .........     1,221,520      2,244,363      2,451,755
                                 -----------    -----------    -----------

Comprehensive Income Items ...             0              0              0

Net Comprehensive Income .....   $  (120,982)   $  (170,591)   $  (335,581)
                                 -----------    -----------    -----------


      See Accompanying Auditor's Report and Notes to Financial Statements.

                              CUIDAO HOLDING CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998 AND
               CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS
         From February 12, 1996 (Date of Inception) to December 31, 1998



                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                                   During The
                                  Common Stock                Preferred Stock        Paid-In      Development
                            # Shares        Amount        # Shares        Amount     Capital         Stage

 Balance December 31,
  1996 .................    4,154,400    $      415                                $   78,810    $ (44,009)
Cancellation of original
  shares ...............   (2,221,600)         (221)                                      221
Additional shares
  issued in subscription
  offering .............      229,200            23        38,000             4       152,274
Shares issued for
  acquisition of
  subsidiary ...........       60,000             6                                    14,994
Net Loss for the year
 ended December 31,
 1997 ..................                                                                          (120,982)
                            ----------   ----------      ---------    ---------    ----------    ----------
Balance December 31,
 1997 ..................    2,222,000    $      223        38,000    $        4    $  246,299   $ (164,991)
Exchange of preferred
 stock for common
 stock .................       38,000             4       (38,000)           (4)            0
Issuance of common
 stock (Net of offering
 expenses of $132,706)         96,175             9             0             0       414,619
Net Loss for the year
 ended December 31,
 1998 ..................                                                                          (170,590)
                           ----------    ----------    ----------    ----------   -----------   ----------

Balance December 31,
 1998 ..................    2,356,175    $      236             0    $        0    $  660,918   $ (335,581)
                           ----------    ----------    ----------    ----------    ----------   ----------







      See Accompanying Auditor's Report and Notes to Financial Statements.

                              CUIDAO HOLDING CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998 AND
             CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS FROM
           February 12, 1996 (Date of Inception) to December 31, 1998

                                           Year Ended   Year Ended    Development Stage
                                          December 31,  December 31,  February 12, 1996 to
                                              1997        1998        To December 31, 1998
                                              ----        -----       --------------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Loss ..............................   $(120,982)   $(170,591)   $(335,582)
  Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating
     Activities:
       Depreciation .....................       1,914        4,059        6,220
       Amortization .....................       4,043        4,892        9,074
       Issuance of Common Stock for
          Legal Services ................           0            0       21,085
       (Increase) Decrease  in Accounts
          Receivable ....................     (19,633)      (4,593)     (24,226)
       (Increase) Decrease  in Inventory       (3,220)       3,220            0
       (Increase) Decrease  in
          Organizational Costs ..........        (475)           0       (1,540)
       (Increase) Decrease  in Deferred
          Offering Costs ................     (14,662)      35,162            0
       (Increase) Decrease in Prepayments
          and Deposits ..................      (1,384)     (47,409)     (50,601)
       Increase in Accounts Payable and
          Accruals ......................       4,190       73,337       78,714
                                            ---------    ---------    ---------
            Net Cash Used in Operating
               Activities ...............    (150,209)    (101,923)    (296,856)

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of Equipment ..............     (10,444)     (12,834)     (25,001)
                                            ---------    ---------    ---------
            Net Cash Used in Investing
            Activities ..................     (10,444)     (12,838)     (25,001)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Increase in Loans Payable .............       2,500       47,570       50,070
  Proceeds from Issuing Common Stock ....      57,300      414,628      530,068
  Proceeds from Issuing Preferred Stock .      95,000            0       95,000
                                            ---------    ---------    ---------
            Net Cash Provided by
            Financing Activities ........     154,800      462,198      675,138

NET INCREASE (DECREASE) IN
   CASH AND CASH  EQUIVALENTS ...........      (5,853)     347,441      353,281

CASH AND CASH EQUIVALENTS --
   BEGINNING OF  PERIOD .................      11,693        5,840            0
                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS --
   END OF PERIOD ........................   $   5,840    $ 353,281    $ 353,281
                                            ---------    ---------    ---------

CASH PAID FOR INTEREST
    EXPENSE .............................   $   2,336    $       0    $   2,336

CASH PAID FOR INCOME TAXES ..............           0            0            0





      See Accompanying Auditor's Report and Notes to Financial Statements.

                              CUIDAO HOLDING CORP.
                         ( A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Organization and Operations

         Cuidao Holding Corp. (the "Company") was organized under the laws of the State of Florida on February 12, 1996. On June 27, 1996, the Company formed Cuidao (USA) Import Co., Inc., a wholly owned subsidiary incorporated under the laws of the State of Florida.

         On March 31, 1997, the Company acquired all of the issued and outstanding common stock of R & R (Bordeaux) Imports, Inc., a Florida corporation, making R& R (Bordeaux) Imports, Inc. a wholly owned subsidiary of the Company. At the time of the acquisition, Robert K. Walker, a major beneficial owner of Cuidao Holding Corp, was also a beneficial owner of R & R (Bordeaux) Imports, Inc. The purchase method of accounting was used for the acquisition of R&R (Bordeaux) Imports, Inc. In acquiring R&R (Bordeaux) Imports, Inc., the Company issued 60,000 shares of its common stock, which common stock was valued at $15,000. The results of operations of R&R (Bordeaux) Imports, Inc. as presented in these financial statements are for the period March 31, 1997 (date of inception) to December 31, 1998. The acquisition of R&R (Bordeaux) Imports, Inc. by the Company resulted in acquired goodwill valued at $15,000. The goodwill is being amortized by the Company over a three year life using the straight-line method.

         The Company is a development stage company which imports, develops, manages and distributes a portfolio of international and regional brands of beer, wine and spirits.

Note 2 -- Significant Accounting Policies

   Basis of Accounting

         The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles.

   Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

   Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.

         The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997 and 1998 there is no concentration of credit risk from uninsured bank balances.

   Equipment

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

   Deferred Offering Costs

         Deferred offering costs include the costs associated with the initial public offering (effective in November 1998). The costs related to the initial public offering will be capitalized and netted against the amount received from the public offering.

   Income Taxes

         In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis.

         Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Net Loss per Common Share

         Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Note 3 -- Equipment

         Equipment at December 31, 1997 and 1998 are summarized as follows:

                                                          1997            1998
                                                        --------        --------
Vehicle ........................................         $     0         $12,834
Machinery and Equipment ........................         $12,168          12,168
  Less: Accumulated Depreciation ...............           2,161           6,220
                                                         -------         -------
  Net Equipment ................................         $10,007         $18,782
                                                         =======         =======

         Depreciation expense amounted to $1,914 and $4,059, respectively, for the years ended December 31, 1997 and 1998.

Note 4 -- Commitments

   Operating Lease

         Effective July 1, 1996, the Company has assumed all obligations under a 14 month lease ending September, 1997.

         On September 30, 1997 the Company extended the lease for an additional two year period. The lease calls for monthly rent payments of $740.

         Rent expense amounted to $8,263 and $9,863, respectively, for the years ended December 31, 1997 and 1998.

         Remaining future minimum lease payments under this operating lease, net of deposit and prepayment, was $15,540 for the year ended December 31, 1997. The operating lease was terminated in February 1999, and there are no remaining lease payments due.

   Bank Line of Credit

         In July 1998, the Company obtained a $50,000 revolving line of credit from a bank. This bank line of credit accrues interest at 10.50% per annum. At December 31, 1998, $50,000 was borrowed under this facility.

Note 5 -- Stock Options and Incentive Plans

         In October 1997, the Board of Directors and stockholders of the Company approved two stock option plans; an incentive stock option plan ("Incentive Plan") and a directors' stock option plan ("Directors' Plan"). The Incentive Plan covers employees of the Company (including officers and employee directors), and the Directors' Plan covers nonemployee directors of the Company.

         A total of 750,000 shares of common stock of the Company are reserved for issuance under the Incentive Plan. The Incentive Plan provides for the granting of "statutory incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and for the granting of employees and consultants of nonstatutory stock options.

         A total of 250,000 shares of common stock are reserved for issuance under the Directors' Plan. The Directors' Plan provides only for the grant of nonstatutory stock options.

         At December 31, 1998, there were no stock options outstanding under either the Incentive Plan or the Directors' Plan.

         In February 1999, the Company amended the 1997 Incentive Stock Option Plan, with the Equity Incentive Plan. This revision provides for, at the discretion of the Board of Directors, stock options, stock appreciation rights, restricted stock awards, performance shares and performance units to directors, officers, key employees and consultants of the Company. An aggregate of 3,750,000 shares of common stock has been reserved for issuance under these plans.

Note 6 -- Stockholders' Equity

         On December 30, 997, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to offer up to 260,000 Units to the general public. Each Unit consisted of one share of the Company's common stock and one common stock purchase warrant ("Warrant"). Each Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $8.00, subject to adjustment, at any time over a three year period commencing on the effective date of the Registration Statement. The Warrants may be redeemed by the Company at $.05 per Warrant, at any time prior to their expiration on not less than 30 days' written notice, if the closing bid price of the common stock equals or exceeds $10.00 per share for 30 consecutive trading days ending within 10 days of the notice of redemption.

         On May 1, 1998, the Company's Registration Statement was declared effective by the Securities and Exchange Commission, and in November 1998, the Company completed its public offering of Units. A total of 96,175 Units were sold at a price of $5.75 per Unit. After payment of commissions and other expenses of the offering, the Company received net proceeds from the offering of approximately $519,000.

         As part of the offering of the Units, the 38,000 shares of the Company's outstanding preferred stock was converted into 38,000 shares of common stock.

Note 7 -- Concentration of Risk

         The Company's Red Dragon beer product is brewed and bottled by Tsingtao Brewery No. 3, located in the People's Republic of China. The foreign production of goods is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. China currently enjoys most favored nation trading status with the United States. No assurance can be given that China will continue to enjoy most favored nation status in the future. The Company believes that if Tsingtao Brewery No. 3 was no longer able to brew and bottle the Company's beer products, it would be able to obtain its beer products from other producers located in the People's Republic of China. The Company believes this would not have a near-term severe impact on its financial position or results of operations.

Note 8 -- Subsequent Events

         In January 1999, the Company purchased an office/warehouse facility for $575,000 pursuant to mortgage and note financing of $465,000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CUIDAO HOLDING CORP., a Florida
                                    corporation


                                    By: /s/ C. Michael Fisher
                                        --------------------------------------
                                             C. Michael Fisher, Chairman of
                                             the Board, President and Chief
                                             Financial Officer and Chief
                                             Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 12, 1999                /s/ C. Michael Fisher
                                    -----------------------------------
                                    C. Michael Fisher, Director


Date: April 12, 1999                /s/ Francis J. Hornik, Jr.
                                    ----------------------------------
                                    Francis J. Hornik, Jr., Director


Date: April 12, 1999                /s/ John W. Martin
                                    -----------------------------------
                                    John W. Martin, Director