Form 10QSB
period 1999-03-31
CUIDAO HOLDING CORP
filed 1999-05-24
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            For the quarterly period ended March 31, 1999

[    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ____________ to ____________

                       Commission File Number 333-43497

                             CUIDAO HOLDING CORP.
       (Exact name of small business issuer as specified in its charter)

            FLORIDA                                    65-0639616
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                               2951 SIMMS STREET
                           HOLLYWOOD, FL 33020-1510
                    (Address of principal executive offices)

                                (954) 924-0047
                           (Issuer's telephone number)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes x No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes               No


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 1999, the registrant had outstanding 2,222,000 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

Part I.  FINANCIAL INFORMATION



                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

                          CONSOLIDATED  BALANCE SHEETS
       December 31, 1997, 1998 and Unaudited 3 Months Ended March 31, 1999

                                     ASSETS
                                                                       Unaudited
                                              Audited      Audited     March 31,
                                                 1997         1998          1999
                                                 ----         ----          ----
Current Assets
Cash and Cash Equivalents...........           $5,840     $353,281      $164,598
Accounts Receivable.................          $19,633      $24,226      $ 34,248
Inventory...........................           $3,220            0      $ 17,472
Prepaid Expenses....................           $1,534      $32,444      $ 14,390
                                               ------      -------      --------
   Total Current Assets.............          $30,227     $409,951      $230,709
Property & Equipment
   (Net of $2,161 and $6,220 of accumulated
   depreciation at December 31, 1997
   and 1998)........................          $10,007      $18,782      $605,250
                                              -------      -------      --------
Other Assets
   Goodwill (Net of $3,750 and $8,333
   of accumulated amortization at
   December 31, 1997
   and 1998.........................           11,250        6,667         6,200
Organizational Costs
   (Net of $432 and $740 of accumulated
   amortization at December 31, 1997
   and 1998)........................            1,108          800           600
Deferred Offering Costs.............           35,162            0             0
Prepayments and Deposits............            1,658       18,157         7,157
   Total Other Assets...............           49,178       25,624        13,959
      Total Assets                            $89,412     $454,357      $849,918
                                              -------     --------      --------

Current Liabilities
   Accounts Payable and Accrued
     Expenses.......................           $5,377      $78,714       $83,891
   Loan Payable.....................            2,500       50,070        58,279
   Mortgage's Payable...............                0            0       480,000
                                             -------- ------------       -------
      Total Current Liabilities.....           $7,877     $128,784      $622,170
                                               ------     --------      --------

Stockholders' Equity
   Common Stock, $.0001 per value:
     Authorized shares-- 100,000,000
     Issued and outstanding
     shares--2,222,000 at
     December 31, 1997 and 2,356,175 at
     December 31, 1998..............            $ 223  $       236        $  236

Preferred Stock, $.0001 par value:
   Authorized shares--10,000,000
   Issued and outstanding
   shares--38,000
   at December 31, 1997 and 0 at
   December 31, 1998................                4            0             0
Additional Paid-In Capital..........          246,299      660,918       660,918
Deficit Accumulated during Development
 Stage..............................         (164,991)    (335,581)     (433,170)
Total Stockholders' Equity..........           81,535      325,573       227,748
                                              -------      -------       -------
      Total Liabilities and
        Stockholders' Equity................  $89,412     $454,357      $849,918

See Note To Financial Statements

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and
                         3 MONTHS ENDED MARCH 31,1999

                                 Year Ended         Year Ended      Three Months
                                 December 31,       December 31,       Ended
                                     1997               1998      March 31, 1999
                                 ------------       ------------ ---------------


Revenues                             $27,071            $68,387         $24,683

Cost of Revenues                      27,450             40,359          19,920
Gross Profit                            (379)            28,028           4,763
Operating Expenses:
   General and
     Administrative                  120,783            197,365         101,975
Income (Loss) Before
 Interest Income                    (121,162)          (169,337)        (97,212)
Interest Income                          180             (1,254)           (377)
                                    --------       -------------
Net Income (Loss) During
   Development Stage               $(120,982)         $(170,591)       $(97,589)
Income (Loss) Per Common
   Share                           $   (.099)      $      (.076)          (.041)
                                   ----------      -------------          ------
Weighted Average Common
   Shares Outstanding              1,221,520          2,224,363       2,356,175

Comprehensive Income Items                 0                  0               0

Net Comprehensive Income (Loss)   $ (120,982)        $ (170,591)       $(97,589)
                                  -----------        -----------       ---------

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 &
                         3 MONTHS ENDED MARCH 31,1999

                                      Year Ended      Year Ended     Three Mos. Ended
                                      December 31,   December 31,        March 31,
                                        1997             1998              1999
                                        ----             ----              ----
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss .....................            $(120,982)     $(170,591)       $(97,589)
Adjustments  to Reconcile Net Loss
   to Net Cash Used in Operating
   Activities:
       Depreciation ..........                1,914          4,059
       Amortization ..........                4,043          4,892
       Issuance  of  Common  Stock
        for Legal Services ...                    0              0               0
      (Increase) Decrease in
        Inventory ............               (3,220)         3,220          17,472
      (Increase) Decrease in
        Organizational Costs..                 (475)             0             600
      (Increase) Decrease in
        Deferred Offering
        Costs ................              (14,662)        35,162               0
      (Increase) Decrease in
        Prepayments and
        Deposits..............               (1,384)       (47,409)        (11,000)
      Increase in Accounts
        Payable and
        Accruals .............                4,190         73,337          83,891
                                              -----         ------          ------
      Net Cash Used in Operating
      Activities..............             (150,209)      (101,923)

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition  of Equipment and
     Building.................              (10,444)       (12,834)
                                            -------        --------
      Net cash Used in Investing
      Activities .............              (10,444)       (12,838)

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Increase in Loans Payable                2,500         47,570          58,279
     Proceeds from Issuing  Common           57,300        414,628               0
      Stock Proceeds from Issuing            95,000              0               0
                                          ---------   ------------      ----------
Preferred Stock...............
      Net Cash Provided by
      Financing Activities....              154,800        462,198               0

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS               (5,853)       347,441


                     CUIDAO HOLDING CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)


                                                                              Deficit
                                                                            Accumulated
                                                                               During
                                                                Paid-In         the
                       Common Stock        Preferred Stock      Capital   Development Stage
                       ------------        ---------------      -------   -----------------

                    Shares      Amount     Shares    Amount     Capital
                    ------      ------     ------    ------     -------
Balance at         2,356,175     $236                          $660,918       $335,581
December 31, 1998
Net loss,                                                                      (97,589)
March 31, 1999
Balance,           2,356,175     $236                           660,918       (433,170)
March 31, 1999



See accompanying notes to condensed consolidated financial statements.

                     CUIDAO HOLDING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31,1999

                                  (UNAUDITED)

       Note 1 - Summary of Significant Accounting Policies

The Company

             CUIDAO HOLDING CORP. (the "Company") is a development stage company which imports, develops, manages and distributes a portfolio of international and regional brands of beer, wine and spirits.

            The Company was organized under the laws of the State of Florida on February 12, 1996. On June 27, 1996, the Company formed Cuidao (USA) Import Co., Inc., a wholly owned subsidiary incorporated under the laws of the State of Florida. On March 31, 1997, the Company acquired all of the issued and outstanding common stock of R&R (Bordeaux) Imports, Inc., a wholly owned subsidiary of the Company.

             The  accompanying   condensed   consolidated  financial  statements
presented include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

              The condensed consolidated balance sheet as of March 31, 1999, the related periods ended March 31, 1999 and 1998 and for the three-month period ended March 31, 1999 and 1998 and for the period beginning with the inception and ending March 31, 1999, the related condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1999, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998 and for the period beginning with inception and ending March 31, 1999 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

              The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. The year-end condensed consolidated balance sheet, was derived from the Company's financial statements, but may not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 1998 financial statements.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investment with a maturity of three months or less at the time of purchase.

Office Equipment

      Office equipment is stated at cost aid depreciation over its estimated allowable useful life (7 years), using the double declining balance method. Expenditure for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for the maintenance and repairs are charged to expense as incurred.

Organizational Costs

      The Company has incurred certain federal and state filing and registration fees, legal and promotional fees in its formation and capitalization, which will benefit the Company in future periods. These costs are being amortized over a five year life using the straight-line method.

Note 2      Related Party Loans

  At September 30, 1998, the Company had loans outstanding from officers, directors and shareholders of the Company totalling $35,199. Between September 30, 1998 and March 31, 1999, the loans were repaid to the respective parties in full.

Note 3      Stockholders' Equity

             The Company's authorized and outstanding $.0001 par value capital stock as of March 31, 1999 was as follows:

                                      Shares                       Shares
                                    Authorized                  Outstanding
                                    ----------                  -----------

  Series A Preferred Stock          10,000,000                    38,000
  Common Stock                     100,000,000                 2,222,000

            On December 30, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission to offer up 260,000 units to the general public. Each unit consists of one share of the Company's Common Stock and one common stock purchase warrant ("Warrant"). Each Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $8.00 subject to adjustment, at any time over a three year period commencing on the effective date of the Registration Statement. The Warrants may be redeemed by the Company at $.05 per Warrant, at any time prior to their expiration on not less than 30 days written notice, if the closing bid price of the common stock equals or exceeds $10.00 per share for 30 consecutive trading days ending within 10 days of the notice of redemption.


Item 2.  Plan of Operation

General

      The Company intends on continuing three basic principal objectives:

             (1) aggressively manage and market its current portfolio of beers, wines and spirits in specific niche markets of the overall alcoholic beverage industry;

             (2) expand its management and administrative personnel to support its alcoholic beverage product lines; and

             (3) expand its product line and distribution channels through strategic alliances and/or through acquisitions of other importers and distributors of alcoholic beverage products or through the acquisition of producers of alcoholic beverage products.

Marketing of Products

           The Company's current portfolio of beers consists of the following line of beers produced in the People's Republic of China by Tsingtao Brewery No. 3, a brewery owned and operated by Tsingtao Brewery Co., Ltd., Red Dragon Draft, Red Dragon Light, and Red Dragon Amber. The Company's marketing strategy for its line of Chinese beer will be to first introduce its Red Dragon product line to Asian-theme restaurants (primarily Chinese restaurants), stressing the fact that the Company's line of Chinese beer products will provide the restaurateur with a product that he or she currently does not have, which is a diversified light, amber and draft Chinese beer line.

          With its wine products, the Company's objective is to successfully introduce a profitable line of imported wines into the United States retail market. The Company's marketing and sales strategy with respect to its wine products will be to provide the off premise merchandise market with quality products at a reasonable cost to the retailer and the consumer.

Expansion of Product Line and Distribution Channels

            During the balance of 1999, the Company plans to expand the number of alcoholic beverage products under its management, as well as increase the number of distribution channels for its products. The foundation for this expansion will be the acquisition of other importers and/or distributors of alcoholic beverage products.

            Currently the Company is involved in negotiation to acquire a distributor of alcoholic beverage products. These negotiations have not been finalized.

Forward-looking Statements

      This Quarterly Report on Form 10-QSB contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical assumptions or facts. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including but not limited to changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of tax increases with respect to alcoholic beverage products, regulatory developments, as well as other risk and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, data contained in the Company's records and other available data from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

Part II.

Items 3 through 6.

      None

SIGNATURES

            Pursuant to the requirements of 'the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                CUIDAO HOLDING CORP.
                                                      (registrant)


Dated May 24, 1999                                    By
                                                        -----------------------
                                                      C. Michael Fisher
                                                      President
                                                      Chief Financial Officer