Form 10QSB
period 1999-06-30
CUIDAO HOLDING CORP
filed 1999-08-16
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1999, the registrant had outstanding 2,356,175 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999



                                                                                     December 31,           June 30,
                                                                                        1998                 1999
                                                                                        ----                 ----
                                                                                                           (Unaudited)
ASSETS
  Current Assets
  Cash and Cash Equivalents..................................                         $  353,281           $   73,364
  Accounts Receivable........................................                         $   24,226           $   21,907
  Inventory..................................................                                  0           $   36,597
  Prepaid Expenses...........................................                         $   32,444           $   24,960
                                                                                      ----------           ----------
     Total Current Assets....................................                         $  409,951            $ 156,828
  Property & Equipment
     (Net of $6,220 and  $_____ of accumulated
     depreciation at December 31, 1998
     and June 30, 1999)......................................                         $   18,782            $ 605,250
                                                                                      ----------            ---------
  Other Assets
     Goodwill (Net of $8,333 and  $_____ of
     accumulated amortization at December 31, 1998
     and June 30, 1999)......................................                        $     6,667          $     5,913
  Organizational Costs
     (Net of $740 of accumulated amortization
     at December 31, 1998 and June 30, 1999).................                                800                  730
  Deferred Offering Costs....................................                                  0                    0
  Prepayments and Deposits...................................                             18,157                7,162
     Total Other Assets......................................                             25,624                3,913
         Total Assets                                                                   $454,357             $779,796
                                                                                        --------             --------

LIABILITIES
  Current Liabilities
    Accounts Payable and Accrued Expenses....................                            $78,714             $ 76,210
    Loan Payable.............................................                             50,070               57,500
    Mortgage Payable.........................................                                  0              480,000
                                                                                        --------              -------
         Total Current Liabilities...........................                           $128,784             $613,710
                                                                                        --------             --------

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par, 10,000,000 shares authorized,
     none issued.............................................                                  0                    0
   Common Stock, $.0001 par, 100,000,000 shares authorized,
     2,356,175 issued and outstanding at December 31, 1998
     and June 30, 1999.......................................                          $     236            $     236
   Additional Paid-In Capital................................                            660,918              660,918
   Deficit Accumulated.......................................                           (335,581)            (494,832)
                                                                                         -------              -------
         Total Stockholders' Equity..........................                            325,573              166,086
                                                                                         =======              =======
         Total Liabilities and Stockholders' Equity..........                           $454,357             $779,796
                                                                                         -------              -------

See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE 6 MONTHS ENDED JUNE 30, 1998 AND
                           6 MONTHS ENDED JUNE 30,1999



                                                                                 Six Months
                                                                               Ended June 30,
                                                           --------------------------------------------------------
                                                                     1998                            1999
                                                                     ----                            ----
Revenues ...........................................                 $ 44, 886                     $ 56,247

Cost of Revenues ...................................                    32,551                       46,123
                                                           --------------------------       -----------------------
Gross Profit .......................................                    12,335                       10,124
Operating Expenses:
   General and Administrative.......................                    84,352                      168,962
                                                           --------------------------       -----------------------
Income (Loss) Before Interest
   Income ..........................................                   (72,017)                    (158,838)
Interest Income ....................................                         0                         (413)
Net Comprehensive Income (Loss).....................                  $(72,017)                   $(159,251)
                                                           --------------------------       -----------------------
Income (Loss) Per Common
   Share ...........................................                   $ (.032)                    $  (.068)
Weighted Average Common
   Shares Outstanding...............................                 2,222,000                    2,356,175

Comprehensive Income Items..........................                         0                            0



See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE 6 MONTHS ENDED JUNE 30, 1998 AND
                           6 MONTHS ENDED JUNE 30,1999

                                                                                  Six Months
                                                                                Ended June 30,
                                                             -----------------------------------------------------
                                                                        1998                           1999
                                                                 ----------------              ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss ............................................                    (72,017)                      $(159,251)
Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating
   Activities:
       Depreciation .................................                      1,601                           8,019
       Amortization .................................                      2,654                           5,013
       Issuance of Common Stock for
         Legal Services .............................                          0                               0
      (Increase) Decrease in Inventory ..............                      1,655                          36,597
      (Increase) Decrease in
         Organizational Costs .......................                          0                               0
      (Increase)Decrease in Deferred
         Offering Costs .............................                     (3,504)                              0
      (Increase)Decrease in Prepayments
         and Deposits................................                     (3,073)                        (10,995)
      Increase in Accounts Payable and
      Accruals ......................................                     23,345                           2,873
                                                                         --------                       --------
         Net Cash Used in Operating
         Activities..................................                      2,594                        (117,744)

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of Equipment and Building...........                    (12,000)                       (123,024)
                                                                         --------                       ---------
         Net cash Used in Investing
         Activities .................................                    (12,000)                       (123,024)

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Increase in Loans Payable.......................                     44,799                          57,500
     Proceeds from Issuing Common Stock..............                          0                               0
     Proceeds from Issuing Preferred Stock...........                          0                               0
                                                                      -----------                     ----------
         Net Cash Provided by
         Financing Activities........................                          0                               0

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS.......................                          0                        (279,917)



See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                     FROM FEBRUARY 12, 1996 TO JUNE 30, 1999



                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                                              During the
                                                                                               Paid-In        Development
                                    Common Stock                   Preferred Stock             Capital            Stage
                                    ------------                   ---------------             -------            -----
                               Shares           Amount          Shares          Amount         Capital
                               ------           ------          ------          ------         -------
Balance at
December 31, 1998             2,356,175          $236                                          $660,918         $335,581
Net loss,                                                                                                       (159,251)
June 30, 1999
Balance,
June 30, 1999                 2,356,175          $236                                           660,918        (494,832)




See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30,1999

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

BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 1999, the statements of operations for the six month periods ended June 30, 1999 and 1998, the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 1999, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

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

NOTE 2   RELATED PARTY LOANS

         On March 1, 1999, the Company had loans outstanding from officers, directors and shareholders of the Company totaling $7,500. As of June 30, 1999, the loan remained outstanding.

NOTE 3   STOCKHOLDERS' EQUITY

     The Company's authorized and outstanding $.0001 par value capital stock as of June 30, 1999 was as follows:

                                            Shares            Shares
                                            Authorized        Outstanding

  Series A Preferred Stock                  10,000,000              -0-
  Common Stock                              100,000,000       2,356,175

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The Company's current portfolio of beers consists of the following line of beers produced in the People's Republic of China by Tsingtao Brewery No. 3, a brewery owned and operated by Tsingtao Brewery Co., Ltd., Red Dragon Draft, Red Dragon Light, and Red Dragon Amber. The Company's marketing strategy for its line of Chinese beer is to first introduce its Red Dragon product line to Asian-theme restaurants (primarily Chinese restaurants), stressing the fact that the Company's line of Chinese beer products will provide the restaurateur with a product that he or she currently does not have, which is a diversified light, amber and draft Chinese beer line.

         With its wine products, the Company's objective is to successfully introduce a profitable line of imported wines into the United States retail market. The Company's marketing and sales strategy with respect to its wine products will be to provide the off premise merchandise market with quality products at a reasonable cost to the retailer and the consumer.

         During the balance of 1999, the Company plans to expand the number of alcoholic beverage products under its management, as well as increase the number of distribution channels for its products. This expansion may be accomplished by the acquisition of other importers and/or distributors of alcoholic beverage products. Currently, the Company is involved in negotiation to acquire a distributor of alcoholic beverage products. These negotiations have not been finalized, and there is no assurance that they will be finalized.

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

RESULTS OF OPERATIONS

         During the six month period ending June 30, 1999, the Company increased its revenues $11,361, or approximately 25%, compared to revenues during the comparable period of 1998. The increased revenues resulted primarily from an increase in sales, which is a direct result of the Company's overall marketing efforts. The Company is striving to expand the Company's distribution base and increase brand awareness by assisting distributors in consumer acceptance of the Company's products, through efforts such as point of sale tools, tastings and promotional events. Management believes that the Company now has in place, and is in the position to benefit from, its overall marketing and distribution implementation strategy. This factor should have an ongoing, positive effect on financial results in the future.

         A portion of the Company's revenues in the first six months of 1999 ($14,500) constituted rent from a portion of the Company's new facility, which is being leased to an airline (see below). The Company did not own this facility, and, accordingly, did not receive rent as a result of the lease, during the first six months of 1998.

         Management believes that continued implementation and expansion of the Company's use of beer distributors and an increase in wine and liquor sales by using a similar method will have a positive result on sales and revenues in the future. The Company is pursuing additional marketing opportunities, which management anticipates will have additional positive impact in the future.

         With reference to the various alcoholic products marketed both on a wholesale basis and as a distributor, profit percentages for various products vary depending on which product is being marketed and depending on which venue it is marketed through; i.e., whether to a wholesaler or marketed directly to retailers by the Company acting in some instances as its own distributor. Usually, beer products marketed to other distributors have approximately 25% to 30% profit, while wine and spirit products should have between 35% to 40% profit. These gross profit margins represent an amount over and above the cost of goods sold including all shipping, freight and duty (U.S. Custom charges). When the Company acts as its own distributor, the gross margins are higher due to the Company capturing the profit margins the distributor adds on to goods which are sold to retailers, which is usually an additional 25% to 30%. Thus on goods sold by the Company, acting as its own distributor will result in a gross profit margins of approximately 45% to 55%.

         Overhead and cost of operations, office, warehouse, marketing expense and administrative staff, etc., is paid out of the revenues generated through the traditional and/or non-traditional means described above. It is a primary concern of the Company to keep all expenses to as much of a minimum as possible without sacrificing the quality of marketing of any products or any areas which need to be explored. This is why the Company has limited the amount of administrative staff and why many duties which are normally delegated are being performed by management. Essentially the philosophy of management is to be as professional as possible in the marketing of products and establishment of distributors and simultaneously to be frugal as possible with the limited funds it has.

FINANCIAL CONDITION

         The Company's balance sheet for the period ended June 30, 1999, reflects the acquisition of a new building. The purchase of the building was accomplished by utilizing a portion of the funds raised during the initial public offering of the Company's common stock. The Company decided to purchase an office-warehouse facility rather than continuing to rent such a facility. Management concluded that in both the short and long term it was more financially prudent to own its own facility than pay a total rent which was higher than the resulting mortgage. Additionally, the purchased facility generates rent from a portion not currently being used by the Company which is leased to an airline licensed by the FAA. This additional space will be sufficient for future expansion needs of the Company for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's products, particularly its beer products, are receiving market acceptance. Sales growth is constrained by the Company's shortage of working capital. The Company's suppliers require payment at or before the time of shipment, and the Company's customers do not pay for the products until they receive them. The Company does not have adequate working capital to import sufficient products to meet market demand. Management is diligently seeking resolution to this problem through selling additional common stock, locating a lender to fund product imports and/or obtaining payment terms from suppliers. Without additional cash to fund the importation of its products, it will be difficult for the Company to expand its revenues or continue operations. There is no assurance that management will be successful in raising additional working capital. Management believes that if the Company resolves its working capital shortage, sales and revenues will significantly increase.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical assumptions or facts. Specifically, this report contains forward-looking statements regarding anticipated future sales and revenues and the methods and strategies of increasing those sales and revenues. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including but not limited to, management's ability to implement its marketing strategy, the availability of capital through sale of additional common stock or other means, changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of tax increases with respect to alcoholic beverage products, regulatory developments, as well as other risk and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, data contained in the Company's records and other available data from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.


PART II.

ITEMS 1 THROUGH 6.

         None

SIGNATURES

                  Pursuant to the requirements of 'the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     CUIDAO HOLDING CORP.
                                     (registrant)


Dated: August 16, 1999                 By
                                         --------------------------------------
                                                C. Michael Fisher
                                                President
                                                Chief Financial Officer