Form 10QSB
period 1999-09-30
CUIDAO HOLDING CORP
filed 1999-11-15
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes x No
                                                                      ---   ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes    No
                                                               ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1999, the registrant had outstanding 2,356,175 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999



                                                                     December 31,    September 30,
                                                                        1998            1999
                                                                     ------------    -------------
                                                                                     (Unaudited)

ASSETS
  Current Assets
  Cash and Cash Equivalents .................................       $ 353,281        $  34,927
  Accounts Receivable .......................................       $  24,226        $  39,913
  Inventory .................................................               0        $  61,520
  Prepaid Expenses ..........................................       $  32,444        $  19,530
                                                                    ---------        ---------
     Total Current Assets ...................................       $ 409,951        $ 155,890
  Property & Equipment
     (Net of $6,220 and  $15,332 of accumulated
     depreciation at December 31, 1998
     and September 30, 1999) ................................       $  18,782        $ 589,918
                                                                    ---------        ---------
  Other Assets
     Goodwill (Net of $8,333 and  $9,280 of
     accumulated amortization at December 31, 1998
     and September 30, 1999) ................................       $   6,667        $   5,720
  Organizational Costs
     (Net of $740 of accumulated amortization
     at December 31, 1998 and September 30, 1999) ...........             800              730
  Deferred Offering Costs ...................................               0                0
  Prepayments and Deposits ..................................          18,157            8,235
     Total Other Assets .....................................          25,624            3,913
                                                                    ---------        ---------
         Total Assets .......................................       $ 454,357        $ 764,406
                                                                    ---------        ---------

LIABILITIES
  Current Liabilities
    Accounts Payable and Accrued Expenses ...................       $  78,714        $  76,867
    Loan Payable ............................................          50,500           50,500
    Mortgage Payable ........................................               0          480,000
                                                                    ---------        ---------
         Total Current Liabilities ..........................       $ 128,784        $ 607,367
                                                                    ---------        ---------

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par, 10,000,000 shares authorized,
     none issued ............................................               0                0
   Common Stock, $.0001 par, 100,000,000 shares authorized,
     2,356,175 issued and outstanding at December 31, 1998
     and September 30, 1999 .................................       $     236        $     236
   Additional Paid-In Capital ...............................         660,918          660,918
   Deficit Accumulated ......................................        (335,581)        (503,879)
                                                                    ---------        ---------
         Total Stockholders' Equity .........................         202,439          157,039
                                                                    ---------        ---------
         Total Liabilities and Stockholders' Equity .........       $ 454,357        $ 764,406
                                                                    ---------        ---------


See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR 9 MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30,1999
                                   (UNAUDITED)




                                              Nine Months Ending September 30,
                                              ------------------------------
                                                  1998                1999
                                                  ----                ----

Revenues ..............................       $    63,317        $    79,112

Cost of Revenues ......................            36,065             62,498
                                              -----------        -----------
Gross Profit ..........................            27,252             16,614
Operating Expenses:
   General and Administrative .........           149,154            184,912
                                              -----------        -----------
Income (Loss) Before Interest
   Income .............................          (121,902)          (168,298)
Interest Income .......................                 0                  0
Net Comprehensive Income (Loss)........       $  (121,902)       $  (168,298)
                                              -----------        -----------
Income (Loss) Per Common
   Share ..............................       $     (.055)       $     (.071)
Weighted Average Common
   Shares Outstanding .................         2,222,000          2,356,175

Comprehensive Income Items ............                 0                  0





See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE 9 MONTHS ENDING SEPTEMBER 30, 1998 AND
                        9 MONTHS ENDING SEPTEMBER 30,1999



                                                                     Nine Months Ended September 30,
                                                                   ---------------------------------
                                                                        1998            1999
                                                                    -----------       ----------


CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss ....................................................       $(121,902)       $(168,298)
Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating
   Activities:
       Depreciation .........................................           2,830           15,332
       Amortization .........................................           4,606            9,280
       Issuance of Common Stock for Legal Services ..........               0                0
      (Increase) Decrease in accounts receivable ............          (4,593)          35,222
      (Increase) Decrease in Inventory ......................           1,655                0
      (Increase) Decrease in Organizational Costs ...........               0                0
      (Increase)Decrease in Deferred Offering Costs .........          (3,504)               0
      (Increase)Decrease in Prepayments and Deposits........           (1,359)               0
      (Increase) Decrease in loan closing fee ...............          (5,000)               0
       Increase in Accounts Payable .........................          34,839           76,867
      (Increase) Decrease in Accrued Expenses ...............           8,733                0
       Increase in loans payable ............................          87,689          530,500
                                                                     ---------        ---------
         Net Cash Used in Operating Activities ..............           3,994           31,497

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of Equipment and Building ..................         (12,000)        (123,024)
                                                                     ---------        ---------
         Net cash Used in Investing Activities ..............         (12,000)        (123,024)

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Proceeds from Issuing Common Stock .....................               0                0
     Proceeds from Issuing Preferred Stock ..................               0                0
                                                                     ---------        ---------
         Net Cash Provided by Financing Activities ..........               0                0

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS ..............................          (8,006)         (91,577)

     CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD ....................................           5,840          353,281
     CASH AND CASH EQUIVALENTS AT
     END OF PERIOD ..........................................           2,166           34,927




See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                  FROM DECEMBER 31, 1998 TO SEPTEMBER 30, 1999



                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                                          During the
                                                                                           Paid-In        Development
                                Common Stock                   Preferred Stock             Capital           Stage
                                ------------                   ---------------             -------           -----

                           Shares           Amount          Shares          Amount         Capital
                           ------           ------          ------          ------         -------

Balance at
December 31, 1998         2,356,175        $  236                                        $  660,918       $  335,581
Net loss,                                                                                                   (168,298)
September 30, 1999
Balance,
September 30, 1999        2,356,175           236                                           660,918         (503,879)





See accompanying notes to condensed consolidated financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30,1999

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

BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 1999, the statements of operations for the nine-month periods ended September 30, 1999 and 1998, the related condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 1999, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

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

NOTE 2   RELATED PARTY LOANS

         On March 1, 1999, the Company had loans outstanding from officers, directors and shareholders of the Company totaling $7,500. As of September 30, 1999, this loan had been paid off.

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

RESULTS OF OPERATIONS

         During the nine month period ending September 30, 1999, the Company increased its revenues $15,759, or approximately 25%, compared to revenues during the comparable period of 1998. The increased revenues resulted primarily from an increase in sales, which is a direct result of the Company's overall marketing efforts. A portion of the Company's revenues ($22,900) constituted rent from a portion of the Company's new facility, which is leased to an airline. The Company did not own this facility, and, accordingly, did not receive rent as a result of the lease, during the first nine months of 1998.

         Management believes that continued implementation and expansion of the Company's use of beer distributors and an increase in wine and liquor sales by using a similar method will have a positive result on sales and revenues in the future. The Company is pursuing additional marketing opportunities, which management anticipates will have a positive impact in the future.

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

         Overhead and cost of operations, office, warehouse, marketing expense and administrative staff, etc., is paid out of the revenues generated through the traditional and/or non-traditional means described above. It is a primary concern of the Company to keep all expenses to as much of a minimum as possible without sacrificing the quality of marketing of any products or any areas which need to be explored. This is why the Company has limited the amount of administrative staff and why many duties which are normally delegated are being performed by management. Essentially the philosophy of management is to be as professional as possible in the marketing of products and establishment of distributors and simultaneously to be frugal as possible with the limited funds it has available.

FINANCIAL CONDITION

         The Company's balance sheet for the period ended September 30, 1999, reflects the acquisition of a new building. Management concluded that in both short and long term, it was more financially prudent to own its own facility than to pay a total rent which was higher than the resulting mortgage. There is no assurance that management will be successful in raising additional working capital. Management believes that if the Company resolves its working capital shortage, sales and revenues will significantly increase.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's products, particularly its beer products, are receiving market acceptance. Sales growth has been and continues to be constrained by the Company's shortage of working capital. The Company's suppliers require payment at or before time of shipment and the Company's customers do not pay for the products until they receive them. The Company does not have adequate working capital to import sufficient products to meet market demand. As a result of this capital shortage, management has obtained export credit insurance for a portion of its purchases from France. At the end of the third quarter 1999, management finalized a distribution alliance with a major wine producer located in Beaune, France. The result of these two credit facilitations will enable the Company to increase revenues and resulting profits.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical assumptions or facts. Specifically, this report contains forward-looking statements regarding anticipated future sales and revenues and the methods and strategies of increasing those sales and revenues. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including but not limited to, management's ability to implement its marketing strategy, the availability of capital through sale of additional common stock or other means, including the availability of products for sale through credit insurance and distribution alliances, changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of tax increases with respect to alcoholic beverage products, regulatory developments, as well as other risk and uncertainties detailed from time to time in the
Company's Securities and Exchange Commission filings. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, data contained in the Company's records and other available data from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

PART II.

ITEMS 1 THROUGH 6.

         None

SIGNATURES

         Pursuant to the requirements of 'the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          CUIDAO HOLDING CORP.
                                             (registrant)


Dated: November 15, 1999                  By     /s/ C. Michael Fisher
                                            ------------------------------------
                                                C. Michael Fisher
                                                President
                                                Chief Financial Officer