Form 10KSB
period 1999-12-31
CUIDAO HOLDING CORP
filed 2000-05-18
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ _ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number:  333-43497

                              CUIDAO HOLDING CORP.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                            65-0639616
------------------------------------------               -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
            incorporation or organization)                  Identification No.)

2951 SIMMS STREET
HOLLYWOOD, FL                                                  33020-1510
-------------------------------------------              -----------------------
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (954) 924-0047

Securities to be registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                      on which registered
            None                                               None
-----------------------------------                -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                       Mintmire & Associates
                                       265 Sunrise Avenue, Suite 204
                                       Palm Beach, FL 33480
                                       Tel: (561) 832-5696 - Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

       Yes    x        No
           ---------      ---------

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S_B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10_KSB. [X]

     Issuer's revenues for its 1999 fiscal year were $125,057.

     Of the 2,402,175 shares of voting common of the registrant issued and outstanding as of December 31, 1999, _______________shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Item 1. Description of Business

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

         The following table sets forth the industry unit volume for shipments of alcoholic beverage products in the three product lines in which the Company intends to participate in the United States. Data shown is for the five years ended December 31, 1997:

   Product           1997     1996      1995     1994      1993
     -------         -----    ----      ----     ----      ----

    Wine(1)(2)       213.7    208.9     197.5    193.0    188.6

    Imported
     Beer(3)         194.9    171.8     156.0    144.5    127.4

    Distilled
    Spirits(2)       138.7    138.8     137.3    140.0    144.2
---------------

(1) Includes domestic and imported table, sparkling and dessert wine, wine coolers and vermouth.
(2)  Units are in millions of 9-liter case equivalents (2.378 gallons per case).
(3)  Units are in millions of 2.25 gallon cases.


         Wine.

 The United States wine industry consists of the domestic and foreign (most notably French and Italian) production of three basic wine groups.These groups are table wines (wines consumed with a meal), dessert wines (usually sweet wines consumed after a meal) and sparkling wines (champagnes). From 1993 to 1997, shipments of wine in the United States increased at an average compound annual growth rate of 3%. In 1997, wine shipments increased by 2% when compared to 1996, led by increased shipments of table wine. Table wine accounted for approximately 88% of the total United States wine market in 1997. The Company believes that Americans now consume more table wine for a number of reasons including favorable news about the health benefits of red wine, favorable United States dietary guidelines, new packaging regulations and a strong economy.

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

            Imported Beer.

         The Company's imported beer products currently consist of four crafted beers brewed for the Company by the Tsingtao Brewery No. 3 in the People's Republic of China. The four beer products are a draft, light, extreme and amber beer which are bottled and sold under the Company's own "Red Dragon" label.

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

         The owner and operator of Tsingtao Brewery No. 3 is Tsingtao, China's most famous beer producer. Tsingtao's regular beer product, "Tsingtao Beer", is the number one Chinese Beer imported in the United States and ranks among the top 50 imported beers (out of over 600 brands) in the United States.


         Wine.

            The Company's wine portfolio consists of two current categories of wine. One is distributed for maximum earning potential throughout the State of Florida while the other has been obtained for the purpose of nationwide importation and subdistribution rights. Wine that was originally targeted during 1998 for mass distribution became a secondary target under management's direction in 1999.
 With the ability to import and also distribute in the state of Florida in 1999, management focused its efforts on the Bordeaux Region Chateaus and wine from the Beaune area of France, which is know for it's top of the line Burgandy wines. The company's portfolio of wines currently consists of wines from a few of the following producers: Maison Riviere Fils, Savas, Sa Cave Du Haut Poitou and Patriarche. In addition, the company represents many to numerous to list petite chateaus from throughout the bordeaux region.

            During 1999, the Company also imported South African wines from Laibach Vineyards. Met with uncertainty from the retailing community, as to the demand for South African wines , management is currently evaluating this part of it's portfolio.

         The Company sources its wine products through a network of producers and negotiants. Through its active role in the sourcing decision, the Company makes its own determination as to the quality and price characteristics of the wines that the Company adds to its product portfolio, and thereby is assured of its ability to offer wines of quality and value.

         Spirits.

            During 1999, with insufficient working capital available, the company was unable to properly develop its spirits portfolio. The Comapany with the appointment of it's nationwide distribution contract by F.X. De Beukelaer in 1998 still has the rights to import, distribute and develop those lucrative premium spirits n the market place. In addition to its multiple flavored fruit vodka products, DeBeukelaer produces vodka, gin and other prepackaged cocktails. Management, upon obtaining sufficient capitalization, will enter the spirits marketplace after obataining ATF approvals in the fourth (4) quarter of 2000.

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

         The Company's marketing and sales program calls for the Company to pursue promotional strategies that are designed to create strong brand awareness built on quality products, service to distributors and product imaging. The Company believes that grass root promotion, word-of-mouth reputation and an identifiable and favorable price to quality value quotient are the principal ements of influencing consumer product selection. As a result, the Company anticipates devoting considerable effort, through tastings and distributor visits, to educating distributors and consumers as to the distinctive qualities of its products. The Company will participate in localized promotions designed to enhance the reputation of the Company and its products. The Company's sales and marketing staff will focus principally on distributor training and assistance, local promotions, and programs for on-premises consumer and retailer education. To build brand recognition in its target markets, the Company anticipates sponsoring or participating in cultural and community events, music and other entertainment performances, craft and imported beer festivals and cuisine events, and sporting events.

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

         The Company competes with a variety of importers and suppliers of alcoholic beverage products, many of whom have significantly greater financial, management, administrative, distribution and marketing resources and a higher level of brand recognition than the Company. With respect to its Red Dragon brand, the Company anticipates competition from Monarch Import Co., Inc. the importers and distributors of China's most famous brand, Tsingtao Beer. With respect to its wine and spirits products, the Company expects to compete with major importers, distributors and suppliers of domestic and foreign wines such as Allied Domecq Spirits and Wine and Canandaigua Brands, Inc. and Brown-Forman Corporation.

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

            In addition, the Company has numerous regional and State of Florida letters of appointment for exclusive distribution of wine produced or exclusively marketed from the following companies or caves, Maison Riviere Fils, Savas, SA Cace Du Haut Poitou, Patriarche (Sovidis) and Laibach Vineyards. These letters of appointment are for one (1) to three (3) year contracts and management will evaluate each brand and it's renewal priorities prior to the expiration of each letter of appointment.

            Prior to their expiration, the foregoing referenced agreements may be converted into non- exclusive agreements if the Company fails to meet certain performance criteria. The Company believes that there is a substantial likelihood that it will fail to meet the performance criteria established in its agreements with Cave du Vignoble, Les Chais du Prevot and Godet Freres, and that such agreements will convert to non-exclusive agreements. The Company believes that given the current development-stage nature of its business, the conversion of the foregoing referenced agreements into non-exclusive agreements will not have a materially adverse effect on the Company's business and its prospects.

Employees

            As of December 31, 1999, the Company employed five persons other than its executive officers. One of these three persons is Robert K. Walker, whom the Company considers to be a key employee.

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

Item 2.                 Description of Property

            In January 1999, the Company acquired an approximate 9,600 square foot office/warehouse facility in an area of Hollywood, Florida known as the South Florida Industrial Park. The acquired facility is approximately 25 years old and is considered to be in excellent condition. The facility is adequately covered by insurance.

            The Company acquired the facility from Sebastiano and Nunzia Salemi, a husband and wife ("Sellers") for a total purchase price of $575,000. For purposes of financing the purchase of the facility, the Company entered into two separate promissory notes. The first promissory note was entered into by and between the Company and Sandra Cooper, Lake Worth, Florida, in the principal amount of $350,000 (the "First Note"). The second promissory note was entered into by and between the Company and the Sellers in the principal amount of $130,000 (the "Second Note").

            The First Note bears interest at a rate of 12.5% per annum for three years. The First Note provides for interest only monthly payments of $3,645.83, with the balance of $353,645.84 (assuming no prepayments) due and payable on February 1, 2002. The First Note is secured by a first mortgage and security agreement against the facility and in favor of Sandra Cooper.

            The Second Note bears interest at a rate of 12% per annum for two years. The Second Note provides for principal and interest monthly payments of $1,300 per month, with all principal and interest due and payable on January 22, 2001. The Second Note is secured by a second mortgage against the facility and in favor of the Sellers.

            As of December 31, 1999, 4,800 square feet of the facility previously leased to Laker Airways, Inc remains vacant. In November of 1999, Laker Airways, Inc. defaulted on it's lease obligations, vacated the premises and ceased operations in the United States, to the best of managements knowledge. The facility remains vacant at the time of this writing.

Item 3. Legal Proceedings

            The Company has filed a financial lawsuit against Investors Conceptual Services Incorporated. This action is with reference to non-pyment on the part of Investors Conceptual Services Incorporated, as to funds owed to the Company. The amount of this debt was specified within an obligatory agreement, which was agreed to, by and between the Company and Investors Conceptual Services Incorporated.

            As of December 31, 1999, the Company had a disputed bill relating to printing charges with Bowne of Los Angeles. As of the date of this filing the Company is in the process of attempting to resolve an equitable settlement with reference to this disputed amount. Upon an unsatisfactory resolvement as to a settlement, the Company anticipates filing an appeal with the appropriate Court in California.

Item 4. Submission of Matters to a Vote of Security Holders

            None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is traded on the NASD OTC Bulletin Board under the symbol "CDAO". The Company's common stock commenced trading on the OTC Bulletin Board on March 5, 1999. The high and low per share sales price for the common stock for the period commencing March 5, 1999 and ending December 31, 1999, as reported by the OTC Bulletin Board, was $7.00 and $1.00 respectively. The foregoing referenced high and low price quotations represent prices between dealers, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         As of December 31, 2000, there were approximately 100 holders of record of the Company's common stock.

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

 As of December 31, 1999, the Company used $110,190 of the proceeds from the offering of the Units towards the purchase of an approximate 9,600 square foot office/warehouse facility in an area of Hollywood, Florida known as the South Florida Industrial Park. The Company considers the use of the proceeds towards the purchase of the office/warehouse facility to be a material, but necessary, change in the use of proceeds as described in the Company's prospectus relating to the offer and sale of the Units. The Company believes that acquisition of the office/warehouse facility will assist the Company in its stated objectives of developing a distribution network (the Company's ability to inventory and warehouse its products will allow it to more timely meet the delivery requirements of its distributors) and realizing certain operating efficiencies and product cost reductions.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

            The Company's current portfolio of beers consists of the following line of beers produced in the People's Republic of China by Tsingtao Brewery No. 3, a brewery owned and operated by Tsingtao Brewery Co., Ltd., Red Dragon Draft, Red Dragon Xtreme, Red Dragon Light, and Red Dragon Amber. The Company's marketing strategy for its line of Chinese beer is to first introduce its Red Dragon product line to Asian-theme restaurants (primarily Chinese restaurants), stressing the fact that the Company's line of Chinese beer products will provide the restaurateur with a product that he or she currently does not have, which is a diversified light, amber and draft Chinese beer line. The Company's Red Dragon Xtreme is being well received by the consumer as the product is being rolled out to the off premise retail stores and retail chains.

            With its wine products, the Company's has begun to successfully introduce it's imported wines throughout the state of Florida. Regional state wide distribution on the East coast should begin in the second and third quarters of the year 2000, through distributors and sub-distributors. The Company's marketing and sales strategy with respect to its wine products will be to provide the off premise merchandise market with quality products at a reasonable cost to the retailer and the consumer. Some of the Company's wine portfolio suppliers include Patriarche, Cave Du Haut Poitou, Savas and Maison Riviere. The company has had moderated successs inits introduction of its wines imported from South Africa produced Laibach Vineyards. The Company iscurrently awaiting several wine label approvals from the BATF, so that it might begin the roll-out of it's Chinese wine portfolio. The Company has contractural rights to for several spirit products. Upon Government label approval and compliance, which are expected by the third quarter of 2000, these products will begin to be distributed by the Company.

            During the balance of 2000, the Company plans to expand the number of alcoholic beverage products under its management, as well as increase the number of distribution channels for its products. This expansion may be accomplished by the acquisition of other importers and/or distributors of alcoholic beverage products. These distributors including beer and or wine distributors throughout the East coast. Upon review of suitable acquisitions, Management will diligently pursue and acquire a minimum of two acquisitions per year. Combined with our other product protfolio and the benefits of consolidating expenses, our profit structure can be greatly enhanced.

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

Results of Operations

            During the twelve month period ending December 31, 1999, the Company increased its revenues $94,928 or approximately 138%, compared to revenues during the comparable period of 1998. The increased revenues resulted primarily from an increase in sales, which is a direct result of the Company's overall marketing efforts. A portion of the Company's revenues ($37,628) constituted rent from a portion of the Company's new facility, which was leased to an airline. The Company did not own this facility, and, accordingly, did not receive rent as a result of the lease, during the twelve months of 1998.

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

Financial Condition

            The Company's balance sheet for the period ended December 31, 1999, reflects the acquisition of a new building. Management concluded that in both short and long term, it was more financially prudent to own its own facility than to pay a total rent which was higher than the resulting mortgage. During the fourth quarter of 1999 the Tenant occupying the adjacent space to the
Company began experiencing fiancial difficulty and was forced to cease operations in the first part of the year 2000. This has left this side of the building unoccupied, the Company is working to secure a new tenant, but until then the Company has an additional financial hurdle of this shortfall created by this vacancy. Management has concluded, the prudent immediate resolvement is to refinance the building at a more desirable interest rate and terms. This action will result in a lower monthly debt service and not only solve the immediate issue but will greatly enhance the long range outlook.

             In addition the Company realized during the Fourth Quarter of 1999, that it's Notes receivable and other sums due from Investors Conceptual Services Incorporated. were seriously delinquent. Management upon advisement has written these sums due off it's balance sheet. Management is pursuing the collection of this debt via legal action. This delinquency of repayment to the Company has left the Company with a shortage of working capital in the fourth quarter of 1999 and the first quarter of 2000. Management is diligently seeking resolution to this problem and anticipates finalizing a private placement on the sale of stock thru warrants in the secound quarter of 2000. There is no assurance that management will be successful in raising additional working capital. Management believes that if the Company resolves its working capital shortage, sales and revenues will significantly increase.

Liquidity and Capital Resources

            The Company's products, particularly its beer products, are receiving phenominal market acceptance. Sales growth has been and continues to be constrained by the Company's shortage of working capital. The Company's suppliers require payment at or before time of shipment and the Company's customers do not pay for the products until they receive them. The Company does not have adequate working capital to import sufficient products to meet market demand. At the end of the third quarter 1999, management finalized a distribution alliance with a major wine producer located in Beaune, France. The result of these two credit facilitations will enable the Company to increase revenues and resulting profits. Management is currently seeking a lender and the sale of additional common stock or warrants to sufficiently capitalize the Company's growth plans.

Forward-looking Statements

            This Annual Report on Form 10-KSB  contains  statements  relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical assumptions or facts. Specifically, this report contains forward- looking statements regarding anticipated future sales and revenues and the methods and strategies of increasing those sales and revenues. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including but not limited to, management's ability to implement its marketing strategy, the availability of capital through sale of additional common stock or other means, including the availability of products for sale through credit insurance and distribution alliances, changes in general economic conditions, foreign exchange rate fluctuations, competitive product and pricing pressures, the impact of tax increases with respect to alcoholic beverage products, regulatory developments, as well as other risk and uncertainties detailed from time to time in the
Company's Securities and Exchange Commission filings. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, data contained in the Company's records and other available data from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

Item 7.                 Financial Statements

            The information called for by this item is indexed on Page F-1 ot this report and is contained on the pages following said page F-1.


Item 8. Changes In and Disagrteements With Accountants on Accounting and Financial Disclosure.

            None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company and their ages are set forth below:

Name                     Age           Position(s) Held
---                      ---           ----------------

C. Michael Fisher        45            Chairman of the Board,
                                       President, Chief Financial
                                       Officer and Director

David A. Kohl(1)        43             Subsidiary President

Francis J. Hornik, Jr.  58             Director

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

         David A. Kohl has been the President of R&R (Bordeaux) Import Co., Inc. since February 1, 1999. Prior to joining R&R (Bordeaux) Imports, Inc., Mr. Kohl was the General Sales Manager and Wine Buyer for Vinos Don Pablo Fine Wines Inc., a Bronx, New York-based wine importer and distributor. While at Vinos Don Pablo Fines Wines Inc., Mr. Kohl was responsible for establishing the importation and distribution of selected wines from France and Spain to retail customers throughout Manhattan and Queens, New York. Mr. Kohl was also responsible for all cost analysis and pricing of wines, as well as the handling of all federal and state regulatory matters relating to labeling. From February 1985 to November 1997, Mr. Kohl was President of Kohl International Inc., a Florida-based importer and distributor of beer, wine, spirits,and gourmet foods. Mr. Kohl holds a BA degree from Florida International University.

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

                           SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                              Annual Compensation              Compensation
                                 ------------                -----------------
                                                          Securities   All Other
                            Bonus Underlying   Other                     Comp.
Name and                                       Annual
Principal                                      Compen
Position            Year   Salary($)   Bonus   sation     Options(#)      ($)
------------------- -----  ----------  ------  -------    ----------    ------
C. Michael Fisher   1999   $ 2,692     $0      $0         $0              $0
 Chairman of the
 Board and
 President

Robert K. Walker
General Manager    1999   $44,200      $0      $0         $0              $0
----------------


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of December 31, 1999 regarding ownership of the Company's common stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) by each director of the Company, (iii) by certain related stockholders and (iv) by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.


Name and
Address of                                               Percent
Beneficial                          Number of          Beneficially
  Owner                           Shares Owned            Owned
  -----                          --------------           -----

C. Michael Fisher(1)                392,800                17%
 1717 Jermyn Lane
 Virginia Beach, VA 23454

Robert K. Walker (2)                779,200                33%
 3835 S.W. 56th Street
 Ft. Lauderdale, FL 33312

John W. Martin(3)                   400,000                17%
 5777 West Century Blvd.
 Suite 1540
 Los Angeles, California 90045

All officers and directors
 as a group (3 persons)            792,800                 34%
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

            On December 28, 1999, the Company issued 46,000 shares of common stock. Of these 25,000 shares were issued to a private placement investor for an aggregate purchase price of $80,000. To date the Company has not relized sums due from this trnsaction, and is pursuing collection of these sums. In addition, 16,000 shares were issued to C. Michael Fisher in replacement of shares due, which were previously purchased as Series A preffered stock. Also, in consideration for consulting services, Ken Callihan received 5,000 shares for services rendered to the company.

Item 13. Exhibits and Reports on Form 8-K

            Part F/S

Part I.  FINANCIAL INFORMATION


                              CUIDAO HOLDING CORP.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditor's Report                                                 F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-2

Consolidated Statements of Operations for the two years ended
December 31, 1999 and 1998 and cumulative totals for development stage operations from February 12, 1996 (date of inception)
to December 31, 1999                                                         F-4

Consolidated Statements of Stockholders' Equity for the two years ended December 31, 1999 and 1998 and cumulative  totals for
development  stage  operations from February 12, 1996 (date
of inception) to December 31, 1999                                           F-5

Consolidated  Statements of Cash Flows for the two years ended
December 31, 1999 and 1998 and cumulative  totals for development stage operations from February 12, 1996 (date of inception) to
December 31, 1999                                                            F-6

Notes to Financial Statements                                                F-8

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Cuidao Holding Corp.
Hollywood, Florida


We have audited the accompanying consolidated balance sheets of Cuidao Holding Corp. and its wholly-owned subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cuidao Holding Corp. and its wholly-owned subsidiaries as of December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 of the financial statements, the company has suffered losses from operations for the past years which raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

May 12, 2000
Coral Springs, Florida

              CUIDAO HOLDING CORP.AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 AND 1998


A S S E T S


                                                            1999                1998
                                                            --------            --------

Current Assets
      Cash and Cash Equivalents                             $     1,533         $ 353,281
      Accounts Receivable                                        27,422            24,226
      Inventory                                                 304,346             - 0 -
      Prepaid Expenses                                            - 0 -            32,444
                                                            ------------        ----------
           Total Current Assets                                 333,301           409,951
                                                            ------------        ----------
Plant and Equipment - (Net of $22,113
      and $6,220 of accumulated depreciation
      at December 31, 1999 and 1998)                            584,873            18,782
                                                            ------------        ----------
Other Assets
      Goodwill (net of $13,333 and $8,333
      of accumulated amortization at
      December 31, 1999 and 1998)                                 1,667             6,667

      Organizational Costs (Net of $1,048 and
      $740 of accumulated amortization at
      December 31, 1999 and 1998)                                   492               800

      Deferred Loan Costs (Net of $3,500 of
      accumulated amortization at December 31, 1999               7,000             - 0 -

      Deposits and escrow balances                               19,314            18,157
                                                            ------------        ----------
           Total Other Assets                                    28,473            25,624
                                                            ------------        ----------
      Total Assets                                          $   946,647         $ 454,357
                                                            ============        ==========




                                   (Continued)

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Notes and Loans Payable                               $   48,324          $   50,070
      Accounts Payable and Accrued Expenses                    386,301              78,714
      Taxes Payable                                             31,315               - 0 -
      Security Deposits Held                                     5,724               - 0 -
                                                            -----------         -----------
                                                               471,664             128,784
                                                            -----------         -----------
Long Term Liabilities
      Mortgage Payable                                          48,000                 -0-
                                                            -----------         -----------

Stockholders' Equity
 Common Stock, $.0001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares -
      2,402,175 at December 31, 1999
      and 2,356,175 at December 31, 1998                           240                 236
 Preferred Stock, $.0001 par value:
      Authorized shares - 10,000,000
      None issued and outstanding shares
 Additional Paid-In Capital                                    768,812             660,918
 Accumulated Deficit during Development Stage                 (774,069)           (335,581)
                                                            -----------         -----------
      Total Stockholders' Equity                                (5,017)            325,573
                                                            -----------         -----------
           Total Liabilities and Stockholders' Equity       $  946,647          $  454,357
                                                            ===========         ===========











      See Accompanying Auditor's Report and Notes to Financial Statements.

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                              Development Stage
                                                 Year Ended    Year Ended     February 12, 1996
                                                 December 31   December 31    to December 31,
                                                 1999          1998           1999
                                                 ----------    -----------    -----------
Revenues                                         $   125,057   $  68,387      $   220,515
Cost of goods sold                                    46,154      40,359          113,963
                                                 -----------   ---------      ------------
Gross Profit                                          78,903      28,028          106,552

Operating Expenses                                   426,450     197,365          778,799
                                                 -----------   ---------      ------------

Net income (loss) before other
income (expenses)                                   (347,547)   (169,337)       (682,247)

Other income (expenses)
      Interest expense (net)                         (56,880)     (1,254)        (57,761)
      Rental income                                   33,631       - 0 -          33,631
      Miscellaneous                                   (3,663)      - 0 -          (3,663)
      Write-off of uncollectible loan                (64,029)      - 0 -         (64,029)
                                                  ----------   ---------      ------------
                                                     (90,941)     (1,254)        (91,822)
                                                  ----------   ---------      ------------
Net income (loss) before provision
for income taxes                                    (438,488)   (170,591)       (774,069)

Provision for income taxes (Note 1)                   - 0 -        - 0 -           - 0 -
                                                 -----------   ---------        ----------

Net loss                                          $ (438,488)  $(170,591)     $ (774,069)
                                                  ==========   =========      ============

Income (loss) per common share                    $ (.186 )    $   (.076)     $    (.142)
                                                  ==========   =========      ============

Weighted average common
shares outstanding                                2,356,427     2,244,363      2,356,301
                                                  ==========   ==========     ============













      See Accompanying Auditor's Report and Notes to Financial Statements.

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                    CUMULATIVE TOTALS FOR DEVELOPMENT STATE OPERATIONS
         From February 12, 1996 (Date of Inception) To December 31, 1999



                                                                                               Deficit
                                                                                               Accumulated
                                                                                               During the
                                        Common Stock          Preferred Stock    Paid-In       Development
                                     # Shares     Amount    # Shares    Amount   Capital       Stage
                                     -------      ------    --------    -------  -------       ------------
Balance December 31, 1996           4,154,400     $ 415                         $  78,810      $ (44,009)
Cancellation of original           (2,221,600)     (221)                              221
Additional shares issued
  in subscription offering            229,200        23      38,000         4     152,274
Shares issued for acquisition
  of subsidiary                        60,000         6                            14,994
Net loss for the year ended
  December 31, 1997                                                                             (120,982)
                                   --------       -----     ---------   ------- ---------      ------------
Balance December 31 1997            2,222,000       223       38,000      4       246,299       (164,991)
Exchange of preferred stock
  for common stock                     38,000         4      (38,000)    (4)          -0-
Issuance of common stock               96,175         9          -0-     -0-      414,619
(Net of offering expenses
  of$132,706)
Net Loss for the year
  ended December 31, 1998                                                                       (170,590)
                                   --------       -----     ---------   ------- ---------      ------------

Balance December 31, 1998           2,356,175      236           -0-    -0-       660,918       (335,581)
Issuance of common stock               46,000        4           -0-    -0-       107,894
Net loss for the year                                                                           (438,488)
                                   --------       -----     ---------   ------- ---------      ------------
Balance December 31, 1999           2,402,175    $ 240      $    -0-  $ -0-     $ 768,812      $(774,069)
                                   ==========    =====      ========  ======    =========      =============

      See Accompanying Auditor's Report and Notes to Financial Statements.

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
               CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS
         FROM February 12, 1996 (Date of Inception) to December 31, 1999




                                                       Year Ended     Year Ended     Development Stage
                                                       December 31,   December 31,   February 12, 1996
                                                       1999           1998           to December 31, 1999
                                                       -----------    -----------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $  (438,488)   $  (170,591)   $ (774,070)
Adjustments to Reconcile Net Cash Used in
    Operating Activities
  Depreciation and amortization                            26,465           8,951        41,759
  Issuance of common stock for legal
   services                                                   -0-           - 0 -        21,085
  (Increase) Decrease in accounts receivable               (3,196)         (4,593)      (27,422)
  (Increase) Decrease in inventory                       (304,346)          3,220      (304,346)
  (Increase) Decrease in organization costs                   -0-           - 0 -        (1,540)
  (Increase) Decrease in deferred offering
    costs                                                     -0-          35,162           -0-
  (Increase) Decrease in prepayments &
    deposits                                               31,287         (47,409)      (19,314)
  Increase in accounts payables and accruals              307,587          73,337       386,301
  Increase in taxes payable                                31,315             -0-        31,315
Increase in security deposits held                          5,724             -0-         5,724
                                                       -----------    ------------   -----------
Net Cash Flow from Operating Activities                  (343,652)       (101,923)     (640,508)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                            (233,748)        (12,834)     (258,749)
                                                       -----------    ------------   -----------
Net Cash Used in Investing Activities                    (233,748)        (12,834)     (258,749)


                                  (Continued)

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
             AND CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS
        FROM February 12, 1996 (Date of Inception) to December 31, 1999




                                                       Year Ended     Year Ended     Development Stage
                                                       December 31,   December 31,   February 12, 1996
                                                       1999           1998           to December 31, 1999
                                                       -----------    -----------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in mortgage payable                            130,000            -0-           130,000
  Increase in deferred loan costs                         (10,500)           -0-           (10,500)
  Increase (Decrease)in loans payable                      (1,746)         47,570           48,324
  Proceeds from issuing common stock - net                107,898         414,628          637,966
  Proceeds from issuing preferred stock                      -0-             -0-            95,000
                                                       -----------    ------------   -----------------
            Net Cash Used in Financing Activities         225,652         462,198          900,790
                                                       -----------    ------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (351,748)        347,441            1,533

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD             353,281           5,840              -0-
                                                       -----------    ------------   -----------------

CASH AND CASH EQUIVALENTS-END OF PERIOD               $     1,533     $    353.281   $      (1,533)
                                                       ===========    ============   =================

CASH PAID FOR INTEREST EXPENSE                        $    59,559     $      -0-     $      61,895

CASH PAID FOR INCOME TAXES                                  -0-              -0-              -0-





      See Accompanying Auditor's Report and Notes to Financial Statements.

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Operations

            Cuidao Holding Corp. (the "Company") was organized under the laws of the State of Florida on February 12, 1996. On June 27, 1996, the Company formed Cuidao (USA) Import Co., Inc., a wholly owned subsidiary incorporated under the laws of the State of Florida.

            On March 31, 1997, the Company acquired all of the issued and outstanding common stock of R & R (Bordeaux) Imports, Inc., a Florida corporation, making R & R (Bordeaux) Imports, Inc., a wholly owned subsidiary of the Company. At the time of the acquisition, Robert K. Walker, a major beneficial owner of Cuidao Holding Corp., was also a beneficial owner of R & R (Bordeaux) Imports, Inc. In acquiring R & R (Bordeaux) Imports, Inc., the Company issued 60,000 shares of its common stock, which common stock was valued at $15,000. The results of operations of R & R (Bordeaux) Imports, Inc. as presented in these financial statements are for the period March 31, 1997 (date of inception) to December 31, 1998. The acquisition of R & R (Bordeaux) Imports, Inc. by the Company resulted in acquired goodwill valued at $15,000. The goodwill is being amortized by the Company over a three year life using the straight-line method.

            The Company is a development stage Company which imports, develops, manages and distributes a portfolio of international and regional brands of beer, wine and spirits.

Note 2 - Significant Accounting Policies

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

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.

            The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and 1998 there is no concentration of credit risk from uninsured bank balances.

  Equipment

            Equipment is stated at cost and depreciated over its estimated allowable useful life (5-7 years), using the double declining balance method. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

  Organizational Costs

            The Company has incurred certain federal and state filing and registration fees, legal and promotional fees in its formation and capitalization, which will benefit the Company in future periods. These costs are being amortized over a five year life using the straight-line method.

  Deferred Offering Costs

            Deferred offering costs include the costs associated with the initial public offering (effective in November 1998). The costs related to the initial public offering were capitalized and netted against the amount received from the public offering.

  Income Taxes

            In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis.

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

  Income Taxes (Continued)

            Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Loss per Common Share

            Net loss per common share is computed by dividing net loss by the weighted average number of common share outstanding during the period.

Note 3 - Property, Plant and Equipment

            Property, Plant and Equipment at December 31, 1999 and 1998 are summarized as follows:

                                                 1999                1998
                                               ---------           ---------

 Building                                      $ 587,677           $   - 0 -
 Machinery and Equipment                          19,309              25,002
   Less Accumulated Depreciation                 (22,113)             (6,220)
   Net Property, Plant and Equipment           $ 584,873           $  18,782
                                               ==========          ==========

            Depreciation expense amounted to $18,377 and $4,059, respectively, for the years ended December 31, 1999 and 1998.

Note 4 - Commitments

 Bank Line of Credit

            In July 1998, the company obtained a $50,000 revolving line of credit from a bank. This bank line of credit accrues interest at 10.50% per annum.

Note 5 - Stock Options and Incentive Plans

            In October 1997, the Board of Directors and stockholders of the Company approved two stock option plans; an incentive stock option plan ("Incentive Plan") and a directors' stock option plan ("Directors' Plan"). The Incentive Plan covers employees of the Company (including officers and employee directors), and the Directors' Plan covers nonemployee directors of the Company.

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            At December 31, 1999, there were no stock options outstanding under either the Incentive Plan or the Directors' Plan.

            In February 1999, the Company amended the 1997 Incentive Stock Option Plan, with the Equity Incentive Plan. This revision, provides for, at the discretion of the Board of Directors, stock options, stock appreciation rights, restricted stock awards, performance shares and performance units to directors, officers, key employee and consultants of the Company. An aggregate of 3,750,000 shares of common stock has been reserved for issuance under these plans.

Note 6 - Equity

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

            On May 1, 1998, the Company's Registration Statements was declared effective by the Securities and Exchange commission, and in November 1998, the Company completed its public offering of Units. A total of 96,175 Units were sold at a price of $5.75 per Unit. After payment of commissions and other expenses of the offering, the Company received net proceeds from the offering of approximately $519,000.

            As part of the offering agreement, the 38,000 shares of outstanding Preferred stock was converted to 38,000 shares of common stock.

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Concentration of Risk

            The Company's Red Dragon beer product is brewed and bottled by Tsingtao Brewery No. 3, located in the People's Republic of China. The foreign production of goods is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. China currently enjoys most favored nation trading status with the United States. No assurance can be given that China will continue to enjoy most favored nation status in the future. The Company believes that if Tsingtao Brewery No. 3 was no longer able to brew and bottle the Company's beer products, it would be able to obtain its beer products from other producers located in the People's Republic of China. The Company believes this would not have a near-term severe impact on it's financial position or results of operations.

Note 8 - Going Concern Considerations

            The Company has an accumulated deficit of $774,069, and has suffered losses of $438,488 in the current year. Additionally, the negative working capital at December 31, 1998 of $138,363 and for the year ended December 31, 1999, raise substantial doubt as to its ability to continue as a going concern. Management has advised us that a venture capital company has expressed an interest in infusing equity capital into the company.

Part III.

Items 1. Index to Exhibits

Item 2. Description of Exhibits

Exhibit No. Description
----------  ------------------------------------------------------------

  3.0       Amended and Restated Articles of Incorporation of Cuidao Holding Corp.(1)

  3.1       Bylaws of Cuidao Holding Corp.(1)

  4.0       Specimen Stock Certificate(1)

10.0        Cuidao Holding Corp. 1999 Equity Incentive Plan(1)

10.1        Cuidao Holding Corp. 1997 Directors' Stock Option Plan(1)

10.2        Import and Distribution Agreement by and between Cuidao Holding Corp. and the
            People's Republic of China, Tsingtao Brewery No. 3 Co., Ltd.(1)

10.3        Import and Distribution Agreement by and between Cuidao Holding Corp. and Cave
            duVignoble Gursonnais(1)

10.4        Import and Distribution Agreement by and between Cuidao Holding Corp. and Les Chais du Prevot(1)

10.5        Import and Distribution Agreement by and between Cuidao Holding Corp. and Vignerons
            De Buzet(1)

10.6        Import and Distribution Agreement by and between Cuidao Holding Corp. and Godet
            Freres(1)

10.7        Form of Lock-Up Agreement by and between Cuidao Holding Corp., West America
            Securities Corp. and certain shareholders of Cuidao Holding Corp.(1)

10.8        Form of Promotional Share Lock-In Agreement by and between Cuidao Holding Corp.
            and certain shareholders of Cuidao Holding Corp.(1)

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

21.0        Subsidiaries of Cuidao Holding Corp.

27.0        *   Financial Data Schedule

---------------------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed on December 30, 1997.

*           Filed herewith

(b) Reports on Form 8-K. No current reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CUIDAO HOLDING CORP.
                                       (registrant)


Dated: May 17, 2000        By: /s/ C.  Michael Fisher
                           -----------------------------------
                           C. Michael Fisher
                           President & Chief Financial Officer





            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .

                            CUIDAO HOLDING CORP.
                                        (registrant)

Date                                                      Title

May 17, 2000                By: /s/ C.  Michael Fisher
                            ---------------------------
                            C. Michael Fisher            President and
                                                         Chief Financial Officer