Form 10KSB/A
period 1999-12-31
CUIDAO HOLDING CORP
filed 2000-05-19
CIK 1018765

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

     Of the 2,402,175 shares of voting common of the registrant issued and outstanding as of December 31, 1999, 830,175 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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