Form 10QSB
period 2000-03-31
CUIDAO HOLDING CORP
filed 2000-05-19
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number:  333-43497

                              CUIDAO HOLDING CORP.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                              65-0639616
------------------------------------------            --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
           incorporation or organization)                   Identification No.)

2951 SIMMS STREET
HOLLYWOOD, FL                                                   33020-1510
-------------------------------------------           --------------------------
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (954) 924-0047

Securities to be registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                       on which registered
           None                                                  None
-----------------------------------                  ---------------------------

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
                                              Yes           No
                                                  ------       -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2000, the registrant had outstanding 2,402,175 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

Part I.  FINANCIAL INFORMATION

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31, 2000   DECEMBER 31,
                                                                          (UNAUDITED)       1999
                                                                                           (AUDITED)
                                     ASSETS
Current Assets:
     Cash and Cash Equivalents                                             $          -    $      1,533
     Accounts Receivable                                                         20,631          27,422
     Inventory                                                                  231,867         304,346
                                                                           -------------   -------------
          Total Current Assets                                                  252,498         333,301
                                                                           -------------   -------------
Property, Plant and Equipment (Net of $26,701 and $22,113
     accumulated depreciation at March 31, 2000 and
     December 31, 1999)                                                         586,323         584,873
                                                                           -------------   -------------
Other Assets:
     Goodwill (Net of $15,000 and $13,333 accumulated
     amortization at March 31, 2000 and December 31, 1999)                             -          1,667
     Organizational Costs (Net of $1,125 and $1,048 accumulated
     amortization at March 31, 2000 and December 31, 1999)                          415             492
     Deferred Loan Costs (Net of $4,375 and $3,500 accumulated
     amortization at March 31, 2000 and December 31, 1999)                        6,125           7,000
     Deposits and Escrow Balances                                                 8,895          19,314
                                                                           -------------   -------------
          Total Other Assets                                                     15,435          28,473
                                                                           -------------   -------------

          Total Assets                                                     $    854,256    $    946,647
                                                                           =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Cash Overdraft                                                        $     10,148    $          -
     Accounts Payable and Accrued Expenses                                      387,401         417,616
     Security Deposits                                                            2,700           5,724
     Notes Payable - Current Portion                                            179,279          48,324
     Unearned Revenue                                                             3,024               -
                                                                           -------------   -------------
          Total Current Liabilities                                             582,552         471,664
Long Term Liabilities:
     Notes Payable                                                              352,072         480,000
                                                                           -------------   -------------
          Total Liabilities                                                     934,624         951,664
                                                                           -------------   -------------
Stockholders' Equity:
     Common Stock, $.0001 Par Value; 100,000,000
          Shares Authorized; 2,402,175 Issued and
          Outstanding                                                               240              240
Additional Paid In Capital                                                      768,812          768,812
Accumulated Deficit                                                            (849,420)        (774,069)
                                                                           -------------   --------------
Total Stockholders' Equity                                                      (80,368)          (5,017)
                                                                           -------------   --------------

          Total Liabilities and Stockholders' Equity                       $    854,256    $     946,647
                                                                           =============   ==============

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                           2000                  1999
Revenues                                                $      93,877           $        24,683

Cost of Goods Sold                                             37,897                    19,920
                                                       ----------------         ----------------

Gross Profit                                                   55,980                     4,763

Operating Expenses:
     General and Administrative                               112,948                   101,975
                                                       ----------------         ----------------

Income (Loss) Before Interest Expense                         (56,968)                  (97,212)

Interest Expense                                               18,383                       377

Net Income (Loss)                                      $      (75,351)          $       (97,589)
                                                       ================         ================

Loss Per Common Share                                  $      (0.0271)          $       (0.0410)
                                                       ================         ================

Weighted Average Common Shares Outstanding                  2,402,175                 2,356,175
                                                       ================         ================

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                           2000                   1999
Cash Flow from Operating Activities:
Net (Loss)                                               $   (75,351)           $    (97,589)

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
      Depreciation and Amortization                            7,207                   7,017

Changes in Assets and Liabilities:

(Increase) Decrease in Accounts Receivable                     6,791                 (10,022)
(Increase) Decrease in Inventory                              72,479                 (17,472)
(Increase) Decrease in Prepayments and Deposits               10,419                  29,054
Increase (Decrease) in Cash Overdraft                         10,148                       -
Increase (Decrease) in Accounts Payable and
     Accrued Expenses                                        (30,215)                  5,177
Increase (Decrease) in Security Deposits                      (3,024)                      -
Increase (Decrease) in Unearned Revenue                        3,024                       -
                                                       ----------------         ----------------
Net Cash Used in Operating Activities                          1,478                 (83,835)
                                                       ----------------         ----------------

Cash Flow from Investing Activities:
Acquisition of Equipment and Building                        (6,038)                (593,057)

Cash Flow from Financing Activities:
Increase in Loans Payable                                     3,027                    8,209
Increase in Mortgage Payable                                      -                  480,000
                                                       ----------------         ----------------
Net Cash Used in Financing Activities                         3,027                  488,209
                                                       ----------------         ----------------
Net increase (decrease) in Cash                              (1,533)                (188,683)

Cash - Beginning                                              1,533                  353,281

Cash - Ending                                           $         -             $    164,598
                                                       ================         ================

                              CUIDAO HOLDING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


GENERAL

Basis  of  Presentation  -  The  unaudited  condensed   consolidated   financial
statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that this Quarterly Report filed on Form 10- QSB is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 2000 and 1999 covered thereby.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

LEGAL PROCEEDINGS

As of March 31, 2000, the Company was in default under the terms of its Second Mortgage Promissory Note. In addition the monthly payments for February and March of 2000 are in arrears. A lease with a national credit tenant for fifty percent of the Company's building is out for signature. It is the goal of such refinancing to reduce the overall debt of the Company by paying down the amount being financed and also secure said loan at a more competitive interest rate. Full execution of this lease is expected during May of 2000. In such event that refinancing is not immediately accomplished, bridge financing has been arranged to bring payments current.

The Company has filed a lawsuit against Investors Conceptual, Inc. This action is with reference to non-payment and default on the part of Investors Conceptual, Inc., as to funds owed to the Company.

The Company received a judgement against it due to non-payment of an obligation to a vendor. The Company's legal council feels that there is a good chance to have the judgement adjusted favorably in appeal. The Company is also investigating if the vendor will be willing to accept a settlement offer in lieu of an appeal.

Item 2.  Management's Discussion and Analysis

General

           The Company's current portfolio of beers consists of the following line of beers produced in the People's Republic of China by Tsingtao Brewery No. 3, a brewery owned and operated by Tsingtao Brewery Co., Ltd., Red Dragon Draft, Red Dragon Light, and Red Dragon Amber. The Company's marketing strategy for its line of Chinese beer is to first introduce its Red Dragon product line to Asian-theme restaurants (primarily Chinese restaurants), stressing the fact that the Company's line of Chinese beer products will provide the restaurateur with a product that he or she currently does not have, which is a diversified light, extreme, amber and draft Chinese beer line.

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

Results of Operations

          During the three month period ending March 31, 2000, the Company increased its revenues $69,194, or approximately 280%, compared to revenues during the comparable period of 1999. The increased revenues resulted primarily from an increase in sales, which is a direct result of the Company's overall marketing efforts. The Company did not receive rent revenue from a portion of the Company's new facility, which was at one time leased to an airline. This portion of the Company's new facility and is presently vacant.

          Management believes that continued implementation and expansion of the Company's use of beer distributors and an increase in wine and liquor sales by using a similar method will have a positive result on sales and revenues in the future. In the Company's pursuit of additional maketing opprotunities, management has entered a short-term trial distribution alliance with another South Florida based beer importer and distributor. Through it's distributiion alliance with World Class Beer Imports, the Company expects to maximize its rollout of the RED DRAGON beer products by reaching more retail and specialty stores, without increasing the Company's personel enumeration. Personel enumeration will be increased by hiring an Asian brand development/salesperson to work specifically with the on premise accounts and to assist out of state distributors on a part time basis.

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

Financial Condition

           The Company's balance sheet for the period ended March 31, 2000, reflects the acquisition of a new building. Management concluded that in both short and long term, it was more financially prudent to own its own facility than to pay a total rent which was higher than the resulting mortgage. There is no assurance that management will be successful in raising additional working capital. Management believes that if the Company resolves its working capital shortage, sales and revenues will significantly increase.

Liquidity and Capital Resources

           The Company's products, particularly its beer products, are receiving market acceptance. Sales growth has been and continues to be constrained by the Company's shortage of working capital. The Company's suppliers require payment at or before time of shipment and the Company's customers do not pay for the products until they receive them. The Company does not have adequate working capital to import sufficient products to meet market demand. As a result of this capital shortage, management has obtained export credit insurance for a portion of its purchases from France. At the end of the third quarter 1999, management finalized a distribution alliance with a major wine producer located in Beaune, France. The result of this credit facilitation and renewing our previously partial credit arrangements with our beer supplier will increase revenue, inventory terms, and resulting profits.

              Management, subsequent to the end of this quarterly filing, has negotiated and entered into an advisory agreement with Infinity Consulting Group, Inc. of Ft. lauderdale, Florida, to assist the Company in general business and financial issues, consulting the introduction of the Company to public relations firms and others that may assist the Company in raising equity capital via debentures, private placements, or secondary public offerings.

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

Item 1. Legal Proceedings

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

           As of March 31, 2000, the Company was in default under the terms of its Second Mortgage Promissory Note. In addition the monthly payments for February and March of 2000 are in arrears. A lease with a national credit tenant for fifty percent of the Company's building is out for signature. It is the goal of such refinancing to reduce the overall debt of the Company by paying down the amount being financed and also secure said loan at a more competitive interest rate. Full execution of this lease is expected during May of 2000. In such event that refinancing is not immediately accomplished, bridge financing has been arranged to bring payments current.

           The Company received a judgement against it due to non-payment of an obligation to a vendor. The Company's legal council feels that there is a good chance to have the judgement adjusted favorably in appeal. The Company is also investigating if the vendor will be willing to accept a settlement offer in lieu of an appeal.

Item. 2. Changes in Securities and Use of Proceeds

           NONE

Item 3.  Defaults upon Senior Securities

           NONE

Item 4.  Submission of Matters to a Vote of Security Holders

           NONE
Item 5.  Other Information

           NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)        The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

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

21.0        Subsidiaries of Cuidao Holding Corp.

27.0        *   Financial Data Schedule

---------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form SB- 2 filed on December 30, 1997.
*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CUIDAO HOLDING CORP.
                                 (registrant)


Dated: May 17, 2000            By: /s/ C.  Michael Fisher
                               ------------------------------------------
                               C. Michael Fisher
                               President & Chief Financial Officer