Form 10KSB/A
period 1999-12-31
CUIDAO HOLDING CORP
filed 2000-05-23
CIK 1018765

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

                            CUIDAO HOLDING CORP.
                                        (registrant)

Date                                                      Title

May 22, 2000                By: /s/ C.  Michael Fisher
                            ---------------------------
                            C. Michael Fisher            President and
                                                         Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following person in the capacities and on the dates indicated.




/s/ C. Michael Fisher                               May 22, 2000
-------------------------------------------
C. Michael Fisher, Chairman of the Board,
President and Chief Financial Officer


/s/ Francis J. Hornik, Jr.                          May 22, 2000
-------------------------------------------
Francis J. Hornik, Jr., Director


/s/ Thomas J. Dobson                                May 22, 2000
-------------------------------------------
Thomas J. Dobson, Director


/s/ Robert H. Walker                                May 22, 2000
-------------------------------------------
Robert H. Walker, Director


/s/ Carl E. Shubert                                May 22, 2000
-------------------------------------------
Carl E. Shubert, Director