Form 10QSB
period 2000-06-30
CUIDAO HOLDING CORP
filed 2000-08-22
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2000

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

                 Yes           No
                    ----         ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2000, the registrant had outstanding 3,158,374 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.




Part I.  FINANCIAL INFORMATION


                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets.......................................F-1

Condensed Consolidated Statements of Operations
for the Six Months Ended June 30, 2000. . . ..............................  F-2

Condensed Consolidated Statements of Operations
for the Three Months Ended June 30, 2000..................................  F-3

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2000..................................... F-4

Notes to Condensed Consolidated Financial Statements....................... F-5

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                         ASSETS                               JUNE 30,                 DECEMBER 31,
                                                                                2000                       1999
                                                                             (UNAUDITED)                (AUDITED)

Current Assets:
     Cash and Cash Equivalents                                         $                  1,284           $           1,533
     Accounts Receivable                                                                 23,312                      27,422
     Inventory                                                                         167,913                     304,346
                                                                              -----------------         ------------------
          Total Current Assets                                                         192,509                     333,301
                                                                              -----------------         ------------------
Property, Plant and Equipment (Net of $31,289 and $22,113
     accumulated depreciation at June 30, 2000 and
     December 31, 1999)                                                                581,735                     584,873
                                                                              -----------------         ------------------

Other Assets:
     Goodwill (Net of $15,000 and $13,333 accumulated
     amortization at June 30, 2000 and December 31, 1999)                                     -                       1,667
     Organizational Costs (Net of $1,202 and $1,048 accumulated
     amortization at June 30, 2000 and December 31, 1999)                                   338                         492
     Deferred Loan Costs (Net of $5,250 and $3,500 accumulated
     amortization at June 30, 2000 and December 31, 1999)                                 5,250                       7,000
     Deposits and Escrow Balances                                                        5,326                      19,314
                                                                            -------------------        -------------------

          Total Other Assets                                                            10,914                      28,473
                                                                             ------------------        -------------------

          Total Assets                                                            $     785,158            $        946,647
                                                                                ==================     ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                                             $334,692                    $417,616
     Security Deposits                                                                        -                       5,724
     Notes Payable - Current Portion                                                    49,909                      48,324
                                                                             ------------------        -------------------
          Total Current Liabilities                                                     384,601                     471,664
Long Term Liabilities:
     Notes Payable                                                                     594,245                     480,000
                                                                              -----------------         ------------------
          Total Liabilities                                                            978,846                     951,664
                                                                              -----------------         ------------------
Stockholders' Equity:
     Common Stock, $.0001 Par Value; 100,000,000
          Shares Authorized; 3,158,374 and 2,402,175 Issued and
          Outstanding at June 30, 2000 and December 31, 1999                                316                         240
    Common Stock Held in Escrow                                                            (23)
Additional Paid In Capital                                                              768,760                     768,812
Accumulated Deficit                                                                   (962,741)                   (774,069)
                                                                               ----------------         -------------------

Total Stockholders' Equity                                                            (193,688)                     (5,017)
                                                                               ----------------       ---------------------

          Total Liabilities and Stockholders' Equity                              $     785,158            $        946,647

                                                                                ==================     ====================



                     The accompanying notes are an integral
                       part of these financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                       2000                          1999
                                                                       ----                          ----
Revenues                                                        $    148,362                      $         56,247

Cost of Goods Sold                                                          68,670                         46,123
                                                                   ----------------               ----------------

Gross Profit                                                                 79,692                         10,124

Operating Expenses:
     General and Administrative                                            225,969                        168,962
                                                                    ---------------              ----------------

Income (Loss) Before Interest Income (Expense)                            (146,277)                      (158,838)

Interest Income (Expense)                                                   42,395                            413
                                                                   ----------------               ---------------

Net Income (Loss)                                                   $   (188,672)                  $    (159,251)
                                                                     =============                ===============

Loss Per Common Share                                                 $    (0.0708)                $      (0.0680)
                                                                     ==============               ================

Weighted Average Common Shares Outstanding                               2,664,675                      2,356,175
                                                                     ==============               ===============












                     The accompanying notes are an integral
                       part of these financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                                    2000                          1999
                                                                                    ----                          ----
Revenues                                                                           $      54,485                $        31,564

Cost of Goods Sold                                                                       20,522                         26,203
                                                                                ----------------             -----------------

Gross Profit                                                                              33,963                          5,361

Operating Expenses:
     General and Administrative                                                         123,274                         66,987
                                                                                 ---------------             -----------------

Income (Loss) Before Interest Income (Expense)                                          (89,311)                       (61,626)

Interest Income                                                                                -                              -
Interest (Expense)                                                                      (24,011)                           (36)
                                                                                 ---------------           --------------------
Total Interest Income (Expense)                                                         (24,011)                           (36)
                                                                                 ---------------           --------------------

Net Income (Loss)                                                                   $  (113,322)                $      (61,662)
                                                                             ===================         ======================

Loss Per Common Share                                                              $    (0.0472)                $      (0.0262)
                                                                             ===================         ======================

Weighted Average Common Shares Outstanding                                             2,402,175                      2,356,175
                                                                             ===================         ======================





                     The accompanying notes are an integral
                       part of these financial statements.

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                           2000                       1999
                                                                           ----                       ----
Cash Flow from Operating Activities:
Net (Loss)                                                                  $  (188,672)             $    (159,251)

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
     Depreciation and Amortization                                          12,747                            8,843

Changes in Assets and Liabilities:

(Increase) Decrease in Accounts Receivable                                         4,110                      2,319
(Increase) Decrease in Inventory                                                 136,433                   (36,597)
(Increase) Decrease in Prepayments and Deposits                                   13,988                     15,154
Increase (Decrease) in Accounts Payable and Accrued Expenses                    (82,923)                    (2,504)
Increase (Decrease) in Security Deposits                                         (5,724)                         -
                                                                        ----------------     ---------------------

Net Cash Used in Operating Activities                                          (110,041)                  (172,036)
                                                                          --------------           ----------------

Cash Flow from Investing Activities:
Acquisition of Equipment and Building                                            (6,038)                  (595,311)
                                                                        ----------------           ----------------

Cash Flow from Financing Activities:
Increase in Loans Payable                                                        115,830                      7,430
Increase in Mortgage Payable                                                          -                    480,000
                                                                      ------------------          ----------------
Net Cash Used in Financing Activities                                           115,830                    487,430
                                                                         ---------------          ----------------

Net increase (decrease) in Cash                                                    (249)                  (279,917)

Cash - Beginning                                                                   1,533                    353,281


Cash - Ending                                                             $        1,284            $        73,364
                                                                      ==================     ======================









                     The accompanying notes are an integral
                       part of these financial statements.

                              CUIDAO HOLDING CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

GENERAL

Basis  of  Presentation  -  The  unaudited  condensed   consolidated   financial
statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 2000 and 1999 covered thereby.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

LEGAL PROCEEDINGS

As of June 30, 2000, the Company was in default under the terms of its Second Mortgage Promissory Note. In addition the monthly payments due February through June 2000 are in arrears. A lease with a national credit tenant for fifty percent of the Company's building was executed on June 13, 2000. This lease begins on July 1, 2000 and terminates on June 30, 2002. The Lessee, The Goodyear Tire & Rubber Company, will be paying a monthly rent of $2,500. It is the Company's goal to refinance its Second Mortgage Promissory Note to reduce the overall debt of the Company by paying down the amount being financed and also secure said loan at a more competitive interest rate. In the event that refinancing is not immediately accomplished, bridge financing has been arranged to bring payments current.

The Company has filed a lawsuit against Investors Conceptual, Inc. This action is for non-payment of funds owned to the Company and default by Investors
Conceptual, Inc. Settlement negotiations are presently ongoing in the above cause of action.

The Company received a judgement against it due to non-payment of an obligation to a vendor. The Company's legal council feels there is a good chance that the judgement will be adjusted favorably on appeal. The Company also is investigating whether the vendor will accept a settlement offer although the Company has proceeded to file an appeal of the prior judgment.

Item 2.  Management's Discussion and Analysis

General

           The Company's current portfolio of beers consists of the following line produced in the People's Republic of China by Tsingtao Brewery No. 3, a brewery owned and operated by Tsingtao Brewery Co., Ltd.:Red Dragon Draft, Red Dragon Light and Red Dragon Amber. The Company's initial marketing strategy for this line of Chinese beer is to introduce its Red Dragon product line to Asian-theme restaurants (primarily Chinese restaurants). In its presentation, the Company will stress the fact that its line of Chinese beer products will provide the restaurateur with a product that he or she currently does not have, that is, diversified light, extreme, amber and draft Chinese beer line.

           The Company currently has a variety of wine products for distribution. With its wine products, the Company's objective is to introduce its imported wines into the United States retail market. The Company's marketing and sales strategy with respect to its wine products will be to provide the off-premise merchandise market with quality products at a reasonable cost to the retailer and the consumer.

           The company currently had a variety of alcoholic products for distribution. During the balance of 2000, the Company plans to expand the number of alcoholic beverage products under its management, as well as to increase the number of distribution channels for its products. This expansion may be accomplished by the acquisition of other importers and/or distributors of alcoholic beverage products.

           During the balance of fiscal 2000, the Company intends on continuing its four basic principal objectives:


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


(4) develop additional brands (and labels) of wines which are exclusively owned by Cuidao. Several brands are currently entering the trademark stage and contracts are being finalized to supply the Company with a California varietal wine portfolio.

           Corporate Developments

           On April 5, 2000 the Company executed a loan agreement with Infinity Financial Group, Inc. (the "Loan Agreement"). Under the Loan Agreement, IFG agreed to make loans to the Company of up to $1,825,000 in installments for a period commencing with the date of the agreement and ending on April 4, 2004 (the "IFG Loan Commitment"). Under the terms of the IFG Loan Commitment, each installment is supported by a convertible note and security agreement and the Lender is granted warrants to purchase shares of the Company's Common Stock. The notes bear interest at 8% per annum, run for a term of two years and are convertible at the fixed rate of $.75 per share. The warrants are exercisable for two years at a price of $1.50 per share. Under the agreement, 20,027 shares are held by IFG in escrow for the potential conversion of the initial note, interest for the term and exercise of the initial warrant. Under the terms of the IFG Loan Agreement, an initial loan of $11,000 was made on April 5, 2000. Further instalments and shares placed in escrow were made to the Company; to wit, a loan of $28,245 on April 26, 2000 with 51,425 shares placed in escrow; $20,000 on June 7, 2000 with 36,413 shares placed in escrow; $35,000 on June 15, 2000 with 63,722 shares placed in escrow; $35,000 on June 28, 2000 with 63,722 shares placed in escrow; and $20,000 on July 6, 2000 with 36,413 shares placed in escrow. Under the Loan Agreement, the Company granted IFG registration rights and is obligated to file a registration statement within one hundred and eighty days (180) days of the agreement. The Company is preparing a registration statement on Form SB-2 for filing covering 3,322,667 shares of its Common Stock which number of shares will cover all notes if issued and interest at the rate of 8% per annum for two (2) years at a fixed conversion price of $0.75 per share and 500,000 warrants exercisable at $1.50. The issuance of the securities was made pursuant to Regulation D, Rule 506 of the Act.

           Under the terms of the Registration Rights Agreement, Cuidao is to pay all of the registration expenses incurred in connection with the registration of the shares and the reasonable fees and expenses of one (1) counsel for the Selling Shareholders, except that IFG is to pay all selling commissions, underwriting discounts and disbursements, transfer taxes and fees and expenses of separate counsel applicable to their sale of Cuidao's Common Stock to be issued pursuant to the agreements underlying the IFG Loan Commitment. The agreements provides that Cuidao must keep current and effective the registration statement covering these shares for the greater of (i) a period of at least four (4) years from the closing date and (ii) a period of at least ninety (90) days after all of the notes have been converted or paid and all the warrants have been exercised or have expired.

           Effective July 1, 2000, the Company entered into a lease to the portion of its new facilities formerly occupied by the airline. The lease is with Goodyear Tire & Rubber Co. The lease is for a term of 2 years at an annual rent of $36,000. See: Part II. Item 6. Exhibit No.10.17 - Goodyear Tire & Rubber Company Lease

           The Company entered into an agreement dated July 18, 2000 with Reu-Dom Investments and Holdings, Inc. d/b/a World Class Beer Imports ("WCBI"). WCBI is in gthe business of exclusively importing, selling, marketing and distributing imported beers and similar malt beverages. Under the agreement Cuidao shall serve as the sole and exclusive sales and marketer of all brands currently sold and any future products. The Company will operate under WCBI's licenses and permits in the various jurisdictions in which WCBI is licensed. The WCBI agreement is for a term of five (5) years and is automatically renewal for successive three (3) years terms unless the parties have terminated their arrangement. Under the agreement, Cuidao will pay the laid-in cost of such inventory out of receipts from customers for inventory up to the value of $119,000. All inventory over $119,000 will be paid for at the laid-in cost in the Common Stock of the Company, the number of which shares shall be determined by dividing the monthly cost of inventory sold by the average offer price of the Company's shares during the month the product is sold. The shares will be issued within seven (7) days of the close of the monthly books. The Company has agreed to assume WCBI's lease for its premises in Oakland Park, Florida and to satisfy any and all current existing accounts payable and other obligations of WCBI.

           On July 19, 2000 the Company entered into a service agreement with Reubin Share ("Share"), a principal of WCBI. Under this agreement will be employed as the President of Cuidao's

Beer Division. The term of the agreement is for five (5) years and is automatically renewal for successive three (3) years terms unless the parties have terminated their arrangement. As compensation, Share will receive a salary of $40,000 per annum which may be increased by performance bonuses equal to 25% of the base salary, in the event the Company achieves performance objectives. As a sign-on bonus, the Company agreed to issue 25,000 shares of its restricted Common Stock. The issuance of the securities was made pursuant to Regulation D, Rule 506 of the Act.

           In addition to the WCBI agreement and the Share service agreement, the Company entered into termination option agreement dated July 19, 2000 which provides that the other agreements are inter-dependent. This agreement allows that if one agreement is terminated, then either party may elect to terminate the other agreement.

     Results of Operations for the Three Months Ending June 30, 2000 and 1999

           During the three month period ending June 30, 2000 and 1999, the Company had revenues of $54,485 and $31,564 respectively. This is an increase in revenue of $22,921, or approximately 73%, compared to revenues during the comparable period of 1999. The increased revenues resulted primarily from an increase in sales, which are directly result of the Company's overall marketing efforts.

           The Company did not receive rent revenue during the three month period ending June 30, 2000 from that portion of the Company's new facility which was leased to an airline. The Company executed a new lease on this portion of its facility with Goodyear Tire & Rubber, Co.. The lease terms begins July 1, 2000.

           During the three month period ending June 30, 2000 and 1999, the Company had General and Administrative operating expenses of $123,274 and $66,987. This increase is primarily due to the Company's increased marketing efforts and inventory storage and handling costs.

           Management believes that continued implementation and expansion of the Company's use of beer distributors and an increase in wine and liquor sales by using a similar method will have a positive result on sales and revenues in the future. Through its distributiion alliance with World Class Beer Imports, the Company expects to maximize the rollout of its RED DRAGON beer products by reaching more retail and specialty stores, without the need to increase the Company's personel or payroll expenses. However, personel and payroll expenses will be increased since the Company intends to hire an Asian brand development/salesperson to work specifically with the on- premise accounts and to assist out-of-state distributors on a part time basis.

           With reference to the various alcoholic products marketed both on a wholesale basis and as a distributor, profit percentages for various products vary depending on which product is being marketed and depending on which venue it is marketed through; i.e., whether to a wholesaler or marketed directly to retailers by the Company acting in some instances as its own distributor. Usually, beer products marketed to other distributors have approximately 25% to 30% profit, while wine and spirit products should have between 35% to 40% profit. These gross profit margins represent an amount over and above the cost of goods sold including all shipping, freight and duty (U.S. Custom charges). When the Company acts as its own distributor, the gross margins are higher due to the Company capturing the profit margins the distributor adds on to goods which are sold to retailers, which is usually an additional

25% to 30%. Thus on goods sold by the Company, acting as its own distributor it is anticipated that it will achieve gross profit margins of approximately 45% to 55%.

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

Financial Condition

           The Company's balance sheet for the period ended June 30, 2000, reflects the acquisition of a new building. Management concluded that in both short and long term, it was more financially prudent to own its own facility than to pay a rent which was higher than the resulting mortgage.

           The Company has executed a loan agreement with Infinity Financial Group, Inc. which it believes will provide it with the necessary initial working capital required to effectively execute its business plan. The Company believes that by expanding its product distribution and thereby increasing sales revenues it will internally generate sufficient working capital to enable management to continue its goal to increase the number of distribution channels for its products. It is the Company's belief that once it is able to expand its product line and distribution channels it will be able to rely on its own internally generated cash flow to support its operations.

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

Item 1. Legal Proceedings

           The Company has filed a financial lawsuit against Investors Conceptual Services Incorporated. This action is for non-payment by Investors Conceptual Services Incorporated, of funds owed to the Company. The amount of this debt was specified within an agreement between Company and Investors Conceptual Services Incorporated.

           As of December 31, 1999, the Company had a disputed bill relating to printing charges with Bowne of Los Angeles. As of the date of this filing the Company is in the process of attempting to reach an equitable settlement with reference to this disputed amount. Bowne secured a judgment against the Company. The Company has filed an appeal with the appropriate Court in California.

           As of June 30, 2000, the Company was in default under the terms of its Second Mortgage Promissory Note which by its terms had brought current the Company's First Mortgage Promissory Note. In addition, the monthly payments for February though June of 2000 are in arrears. A lease with a national credit tenant for fifty percent of the Company's building for occupancy commencing July 1, 2000 has been signed. The Lessee, The Goodyear Tire & Rubber Company, will be paying a monthly rent of $2,500. It is the Company's goal to refinance its Second Mortgage Promissory Note to reduce the overall debt of the Company by paying down the amount being financed and also secure said loan at a more competitive interest rate. In the event that refinancing is not immediately accomplished, bridge financing has been arranged to bring payments current.

           On July 12, 2000, a summary judgement was entered by Broward Circuit Court in favor on the Second Mortgage holders in the amount of $172,756.93. Sale of the property was scheduled for August, 2000. The Company has arranged for the property to be bought on its behalf by a current shareholder. This arrangement will bring the Company current in its obligations on the Second Mortgage Promissory Note. The terms of repayment by the Company to this shareholder for bringing its Second Mortgage Obligation current have not been finalized. No assurance can be given that this buy-out will be completed in a timely fashion or that the terms will be favorable to the Company.

Item. 2. Changes in Securities and Use of Proceeds

           On April 11, 2000 the Company approved an Employee/Consultant Stock Compensation Plan for 1,000,000 shares of Common Stock. The plan was registered with the Securities and Exchange Commission on Form S-8. The purpose of the plan is to provide the Company with a method to compensate consultants and certain employees for bona fide services. Awards under this plan are under the sole discretion of the Company's Board of Directors. The grant of an award under the plan does not confer the consultant or employee with any rights for continued engagement by the Company

           On July 18, 2000, the Company entered into an agreement with WCBI under which inventory in excess of $119,000 is to be paid in the form of shares of the Company's Common Stock, the number of which shall be determined by dividing the cost of the inventory sold in a month by the average offer price for the month in which said sales were made. No shares have been earned or issued under this formula to date. When such shares are issued, the Company will rely upon Regulation D, Rule 506.

           On July 19, 2000, the Company entered into a service agreement with Mr. Share. Under this agreement, the Company granted Mr. Share 25,000 shares of its restricted Common Stock as a sign- on bonus. Such issuance is being made in reliance on Regulation D, Rule 506.

           During the quarter the Company entered into the Loan Agreement with IFG. As of the date of this report, the Company has received instalments totally $134,245.39 under the terms of the agreement. The Company has executed six (6) promissory notes and issued warrants to purchase 36,413 shares. Thus far, 271,722 shares have been placed in escrow with IFG against the conversion of all of the notes, with interest for the term and exercise of all of the warrants. These shares were issued in reliance on Regulation D, Rule 506. The Company is preparing a registration statement on Form SB-2 for filing covering 3,322,667 shares of its Common Stock which will cover all notes if issued plus interest at the rate of 8% per annum for two(2) years at a fixed conversion price of $0.75 per share and 500,000 warrants exercisable at $1.50.

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

Exhibit No.  Description
---------- -----------------------------------------------

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

10.5       Import and Distribution Agreement by and between Cuidao Holding Corp. and Vignerons De
           Buzet(1)

10.6       Import and Distribution Agreement by and between Cuidao Holding Corp. and Godet
           Freres(1)

10.7       Form of Lock-Up Agreement by and between Cuidao Holding Corp., West America
           Securities Corp. and certain shareholders of Cuidao Holding Corp.(1)

10.8       Form of Promotional Share Lock-In Agreement by and between Cuidao Holding Corp. and certain shareholders of Cuidao Holding Corp.(1)

10.9       Promissory Note and Mortgage and Security Agreement dated January 22, 1999 by and between Cuidao Holding Corp. and Em-Star Mortgage Co.(2)

10.10      Promissory Note dated January 22, 1999 by and between Cuidao Holding Corp. and
           Sebastiano Salemi and Nunzia Salemi, as husband and wife.(2)

10.12      Assignment of Lease  Agreement  dated January 22, 1999 by and between
           Sebastiano  Salemi and Nunzia Salemi, as husband and wife, and Cuidao
           Holding Corp.(2)

10.13*    Loan Agreement dated April 5, 2000 including the Promissory Note, Security Agreement,
          Registration Rights Agreement and Escrow Agreement

10.14*    Exclusive Sales and Marketing Agreement dated July 18, 2000 with WCBI

10.15*    Service Agreement with Ruebin Share dated July 19, 2000

10.16*    Termination Option Agreement dated July 19, 2000

10.17*    Goodyear Tire & Rubber Company Lease

10.35     Cuidao Holding Corp. 2000 Employee/Consultant Stock Compensation Plan(3)

21.0      Subsidiaries of Cuidao Holding Corp.(2)

27.0 *    Financial Data Schedule

---------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed on December 30, 1997.

(2) Incorporated herein by reference to the Company's 10 QSB for the Quarter ended March 31, 2000.

(3) Incorporated herein by reference to the Company's Form S-8 filed on May 22, 2000.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CUIDAO HOLDING CORP.
                                        (registrant)


Dated: August 20, 2000        By: /s/ C.  Michael Fisher
                              ---------------------------
                              C. Michael Fisher
                              President & Chief Financial Officer