Form 10QSB/A
period 2000-06-30
CUIDAO HOLDING CORP
filed 2000-11-01
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             AMENDMENT NO. 2 TO THE
                                  FORM 10-QSB

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

Copies of Communications Sent to:   Mercedes Travis, Esq.
                                    Mintmire & Associates
                                    265 Sunrise Avenue, Suite 204
                                    Palm Beach, FL 33480
                                    Tel: (561) 832-5696 - Fax: (561) 659-5371

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

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                       2000                          1999
                                                                       ----                          ----
Revenues                                                        $    148,362                      $         56,247

Cost of Goods Sold                                                          68,670                         46,123
                                                                   ----------------               ----------------

Gross Profit                                                                 79,692                         10,124

Operating Expenses:
     General and Administrative                                            225,969                        168,962
                                                                    ---------------              ----------------

Income (Loss) Before Interest Income (Expense)                            (146,277)                      (158,838)

Interest Income (Expense)                                                  (42,395)                            413
                                                                   ----------------               ---------------

Net Income (Loss)                                                   $   (188,672)                  $    (159,251)
                                                                     =============                ===============

Loss Per Common Share                                                 $    (0.0708)                $      (0.0680)
                                                                     ==============               ================

Weighted Average Common Shares Outstanding                               2,664,675                      2,356,175
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

           Corporate Developments

     On April 4, 2000, the Company entered into an advisory service agreement with CAG to provide corporate management, strategic planning, corporate development, financial accounting and forecasting, marketing, structuring investor relations programs, contract negotiations and general administrative duties for the Company in relation to its activities worldwide with the exception of Europe. Under the terms of the agreement which was automatically renewed on October 4, 2000, Dan Campbell, a shareholder in CAG and the person in CAG responsible for performing or overseeing the performance of CAG received a total of 687,500 shares of Form S-8 free trading Common Stock valued at $687,500 which has been and will be applied for billing services through April 3, 2000. The shares were valued at $1 based upon the trading price of the Company's Common Stock for the thirty (30) day period prior to the agreement. The initial term of the agreement was six (6) months with an automatic six (6) month renewal unless notice was given by either party thirty (30) days prior to the renewal date. The shares were issued under the Company's 2000 Stock Plan registered with the Sec in May 2000. CAG and IFG share common offices; however they are not affiliated companies. None of the shareholders in CAG owns shares in IFG and vice versus. Other than sharing offices, the only commonality between CAG and IFG is that a shareholder, director and officer of IFG acts as the director of CAG. Mr. Campbell has no affiliation with IFG, other than to provide certain bookkeeping services.

     By an agreement dated April 4, 2000, the Company entered into an advisory service agreement with St. Martin to provide comparable services to the Company as CAG with relation to Europe. Under the terms of the agreement which was automatically renewed on October 4, 2000, Dan Campbell, who is not a shareholder, officer or director of St. Martin but is the person responsible for performing or overseeing the performance of St. Martin received a total of 250,000 shares of Form S-8 free trading Common Stock valued at $250,000 which has been and will be applied for billing services through April 3, 2000. The shares were valued at $1 based upon the trading price of the Company's Common Stock for the thirty (30) day period prior to the agreement. The initial term of the agreement was six (6) months with an automatic six (6) month renewal unless notice was given by either party thirty (30) days prior to the renewal date. The shares were issued under the Company's 2000 Stock Plan registered with the Sec in May 2000. None of the shareholders in St. Martin owns shares in IFG or CAG and vice versus. Other than the services by Mr. Campbell, there are no other commonalities between St. Martin and CAG.

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

           NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)        The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

Exhibit No.  Description
---------- -----------------------------------------------

3.0                        Amended and Restated Articles of Incorporation of Cuidao holding Corp.[1]

3.1                        Bylaws of Cuidao Holding Corp.[1]

4.0                        Specimen Stock Certificate[1]

5.2      *                 Opinion of Mintmire & Associates as to legality

10.0                       Cuidao Holding Corp. 1997 Incentive Stock Option Plan [1] amended to the
                           Cuidao Holding Corp. 1999 Equity Incentive Plan[2]

10.1                       Cuidao Holding Corp. 1997 Directors' Stock Option Plan[1]

10.2                       Import and Distribution Agreement by and between Cuidao Holding Corp. and the People's Republic of China, Tsingtao Brewery No. 3 Co., Ltd.[1]

10.3                       Import and Distribution Agreement by and between Cuidao Holding Corp. and
                           Cave du Vignoble Gursonnais[1]

10.4                       Import and Distribution Agreement by and between Cuidao Holding Corp. and
                           Les Chais du Prevot[1]

10.5                       Import and Distribution Agreement by and between Cuidao Holding Corp. and
                           Vignerons De Buzet[1]

10.6                       Import and Distribution Agreement by and between Cuidao Holding Corp. and
                           Godet Freres[1]

10.7                       Form of Lock-Up Agreement by and between the Cuidao Holding
                           Corp., West America Securities Corp. and certain shareholders of Cuidao
                           Holding Corp.[1]

10.8                       Form of Promotional Share Lock-In Agreement by and between Cuidao Holding
                           Corp. and certain shareholders of Cuidao Holding Corp.[1]

10.9                       Promissory Note and Mortgage and Security Agreement dated January 22, 1999 by and between Cuidao Holding Corp. and Em-Star Mortgage Co. [2]

10.10                      Promissory Note dated January 22, 1999 by and between Cuidao Holding Corp.
                           and Sebastiano Salemi and Nunzia Salemi, as husband and wife. [2]

10.12                      Assignment of Lease  Agreement dated January 22, 1999 by and between
                           Sebastiano Salemi and Nunzia Salemi, as husband and wife, and Cuidao
                           Holding Corp. [2]


10.13                      Loan Agreement dated April 5, 2000 including the Promissory Note, Security
                           Agreement, Registration Rights Agreement and Escrow Agreement [3]

10.14                      Exclusive Sales and Marketing Agreement effective July 15, 2000 with WCBI
                           [3]

10.15                      Employment Agreement with Ruebin Share dated July 19, 2000 [3]

10.16                      Termination Option Agreement dated July 19, 2000 [3]

10.17                      Goodyear Tire & Rubber Company Lease [3]

10.18                      Advisory Service Agreement dated April 4, 2000 with Corporate Analysis Group
                           Inc. [5]

10.19                      Advisory Service Agreement dated April 4, 2000 with St. Martin Equity
                           Group Inc.[5]

10.20                      Import and Distribution Agreement dated July 13, 2000 with Dominion Wine
                           Group Ltd  and Remy Pannier [5]

10.21                      Retainer Agreement with Stephen S. Durland CPA effective August 1, 2000 [5]

10.22                      Service Agreement with Kristine P. Klein effective August 1, 2000 [5]

10.23                      Service Agreement with Yasmine Reger Raia effective July 31, 2000 [5]

10.24                      Letter of Appointment from Beacon Wine Company, Inc. dated August 7,
                           2000 [5]

10.25                     Distribution Agreement dated August 21, 2000 with Dominion Wine Group
                           Ltd. and Willow Cove Winery [5]

10.26                      Convertible Note Acquisition Agreement effective August 31, 2000 [5]

10.27                     Second Convertible Note Acquisition Agreement dated September 26, 2000 [5]

10.35                      Cuidao Holding Corp. 2000 Employee/Consultant Stock Compensation Plan [4]

27.0     *                 Financial Data Schedule

---------------

*        Filed herewith

[1] Previously filed with the Company's Registration Statement on Form SB2 (Registration Number 333-43457)

[2] Previously filed with the Companys' Form 10KSB for the Year Ending December 31, 1998

[3] Previously filed with the Company's Form 10QSB for the Quarter ending June 30, 2000.

[4]  Previously filed with the Company's Form S-8 on May 22, 2000

[5]  Previously filed with the Company's Form SB-2 on October 25, 2000.

*    Filed herewith


---------------------------------------------

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CUIDAO HOLDING CORP.
                                        (registrant)


Dated: October 31, 2000        By: /s/ C.  Michael Fisher
                              ---------------------------
                              C. Michael Fisher
                              President & Chief Financial Officer