Form 10KSB/A
period 1999-12-31
CUIDAO HOLDING CORP
filed 2000-11-02
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             AMENDMENT NO. 3 TO THE
                                  FORM 10-KSB

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
                                                            ============        ==========




                                   (Continued)

             CUIDAO HOLDING CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Notes and Loans Payable                               $   48,324          $   50,070
      Accounts Payable and Accrued Expenses                    386,301              78,714
      Taxes Payable                                             31,315               - 0 -
      Security Deposits Held                                     5,724               - 0 -
                                                            -----------         -----------
                                                               471,664             128,784
                                                            -----------         -----------
Long Term Liabilities
      Mortgage Payable                                         480,000                 -0-
                                                            -----------         -----------

Stockholders' Equity
 Common Stock, $.0001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares -
      2,402,175 at December 31, 1999
      and 2,356,175 at December 31, 1998                           240                 236
 Preferred Stock, $.0001 par value:
      Authorized shares - 10,000,000
      None issued and outstanding shares
 Additional Paid-In Capital                                    768,812             660,918
 Accumulated Deficit during Development Stage                 (774,069)           (335,581)
                                                            -----------         -----------
      Total Stockholders' Equity                                (5,017)            325,573
                                                            -----------         -----------
           Total Liabilities and Stockholders' Equity       $  946,647          $  454,357
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




/s/ C. Michael Fisher                               October 31, 2000
-------------------------------------------
C. Michael Fisher, Chairman of the Board,
President and Chief Financial Officer


/s/ Francis J. Hornik, Jr.                          October 31, 2000
-------------------------------------------
Francis J. Hornik, Jr., Director


/s/ Thomas J. Dobson                                October 31, 2000
-------------------------------------------
Thomas J. Dobson, Director


/s/ Robert H. Walker                                October 31, 2000
-------------------------------------------
Robert H. Walker, Director


/s/ Carl E. Shubert                                October 31, 2000
-------------------------------------------
Carl E. Shubert, Director