Form 10QSB
period 2000-09-30
CUIDAO HOLDING CORP
filed 2000-11-21
CIK 1018765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number:  333-43497

                              CUIDAO HOLDING CORP.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                           65-0639616
------------------------------------------ -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
         incorporation or organization)

2951 SIMMS STREET
HOLLYWOOD, FL                                              33020-1510
------------------------------------------ -------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (954) 924-0047

Securities to be registered under Section 12(b) of the Act:

     Title of each class                      Name of each exchange
                                               on which registered
         None                                       None
-----------------------------------        ----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:           Mercedes Travis, Esq.
                                            Mintmire & Associates
                                            265 Sunrise Avenue, Suite 204
                                            Palm Beach, FL 33480
                                            Tel: (561) 832-5696
                                            Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes x No
------------- ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                   Yes              No
                       --------        -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2000, the registrant had outstanding 4,033,875 shares of common stock, par value $0.0001, which is the registrant's only class of common stock. Of these shares, 622,700 are held in escrow against conversion of the Company's outstanding notes to Infinity Financial Group and conversion of the first and second convertible mortgage notes to W.M. Properties.

Part I.  FINANCIAL INFORMATION


                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets........................................F-2

Condensed  Consolidated  Statements  of  Operations  for the Nine  Months  Ended
September 30, 2000.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Condensed  Consolidated  Statements  of  Operations  for the Three  Months Ended
September 30, 2000. .. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated  Statements  of Cash Flows for the Nine Months Ended  September 30,
2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

Notes to Condensed Consolidated Financial Statements.........................F-6

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                          2000                   1999
                                                                                       (UNAUDITED)             (AUDITED)
                                                                                -------------------    ------------------
Current Assets:
     Cash and Cash Equivalents                                                   $                -    $           1,533
     Accounts Receivable                                                                     30,891               27,422
     Inventory                                                                              149,484              304,346
     Prepaid Expenses                                                                         5,000                    -
                                                                                -------------------    ------------------
          Total Current Assets                                                              195,375              333,301

Property, Plant and Equipment (Net of $35,877 and $22,113
     accumulated depreciation at September 30, 2000 and
     December 31, 1999)                                                                     577,147              584,873
                                                                                -------------------    ------------------
Other Assets:
     Goodwill (Net of $15,000 and $13,333 accumulated  amortization at September
     30, 2000 and December 31, 1999)                                                              -                1,667
     Organizational Costs (Net of $1,279 and $1,048 accumulated  amortization at
     September 30, 2000 and December 31, 1999)                                                  261                  492
Deferred Loan Costs (Net of $4,471 and $3,500 accumulated
amortization at September 30, 2000 and December 31, 1999)                                     3,194                7,000
     Deposits and Escrow Balances                                                             5,326               19,314
                                                                                -------------------    ------------------
          Total Other Assets                                                                  8,781               28,473
                                                                                -------------------    ------------------

          Total Assets                                                          $           781,303    $         946,647
                                                                                ===================    ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Cash Overdraft                                                             $             1,429    $                -
     Accounts Payable and Accrued Expenses                                                  288,966               417,616
     Security Deposits                                                                            -                 5,724
     Notes Payable - Current Portion                                                        225,959                48,324
                                                                                -------------------    ------------------
          Total Current Liabilities                                                         516,354               471,664
Long Term Liabilities:
     Notes Payable                                                                          426,500               480,000
                                                                                -------------------    ------------------
          Total Liabilities                                                                 942,854               951,664
                                                                                -------------------    ------------------
Stockholders' Equity:
        Common Stock, $.0001 Par Value; 100,000,000
          Shares Authorized; 4,033,875 and 2,402,175 Issued and
       Outstanding at September 30, 2000 and December 31, 1999                                  403                  240
     Additional Paid In Capital                                                           1,731,464              768,812
     Accumulated Deficit                                                                 (1,546,913)            (774,069)
                                                                                -------------------    ------------------
                                                                                            184,954               (5,017)

Less: Subsriptions Receivable                                                              (346,500)                   -
Less: Stock Warrants Outstanding                                                                 (5)                   -
                                                                                -------------------    ------------------
Total Stockholders' Equity                                                                 (161,551)              (5,017)
                                                                                -------------------    ------------------

          Total Liabilities and Stockholders' Equity                            $           781,303    $         946,647
                                                                                ===================    ==================

     The accompanying notes are an integral part of the financial statements

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                   2000          1999
                                                                   ----          ----
Revenues                                               $        192,321    $        79,112

Cost of Goods Sold                                               92,816             62,498
                                                       ----------------    ----------------

Gross Profit                                                     99,505             16,614

Operating Expenses:
     General and Administrative                                 793,427            184,912
                                                       ----------------    ----------------

Income (Loss) Before Interest Income (Expense)                 (693,922)          (168,298)

Interest Income (Expense)                                       (78,922)                 -
                                                       ----------------    ----------------

Net Income (Loss)                                      $       (772,844)   $      (168,298)
                                                       ================    ================

Loss Per Common Share                                  $        (0.2518)    $      (0.0714)
                                                       ================    ================

Weighted Average Common Shares Outstanding                    3,069,174          2,356,175
                                                       ================    ================



     The accompanying notes are an integral part of the financial statements

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                               2000            1999
                                                                               ----            ----
Revenues                                                          $         43,960     $      34,226

Cost of Goods Sold                                                          24,146            29,947
                                                                 ------------------    ---------------

Gross Profit                                                                19,814             4,279

Operating Expenses:
     General and Administrative                                            567,458           100,560
                                                                 ------------------    ---------------

Income (Loss) Before Interest Income (Expense)                            (547,644)          (96,281)

Interest Income (Expense)                                                  (36,527)                -
                                                                 ------------------    ---------------

Net Income (Loss)                                                 $       (584,171)    $     (96,281)
                                                                 ==================    ===============

Loss Per Common Share                                             $        (0.1753)    $     (0.0409)
                                                                 ==================    ===============

Weighted Average Common Shares Outstanding                               3,331,674         2,356,175
                                                                 ==================    ===============



     The accompanying notes are an integral part of the financial statements

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                              2000           1999
                                                                              ----           ----
Cash Flow from Operating Activities:
Net (Loss)                                                         $      (772,844)   $     (168,298)

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
     Depreciation and Amortization                                          19,468            24,612

Changes in Assets and Liabilities:

(Increase) Decrease in Accounts Receivable                                  (3,469)          (15,687)
(Increase) Decrease in Inventory                                           154,862           (61,520)
(Increase) Decrease in Prepayments and Deposits                             (1,012)           34,625
Increase (Decrease) in Cash Overdraft                                        1,429                 -
Increase (Decrease) in Accounts Payable and Accrued Expenses              (128,651)           (1,847)
Increase (Decrease) in Security Deposits                                    (5,724)                -
                                                                   ---------------    -----------------

Net Cash Used in Operating Activities                                     (735,941)         (188,115)
                                                                   ---------------    -----------------

Cash Flow from Investing Activities:
Acquisition of Equipment and Building                                       (6,038)         (130,239)
                                                                   ---------------    -----------------

Cash Flow from Financing Activities:
Proceeds from issuance of common stock                                     962,816                 -
Increase in Notes and Loans Payable                                        124,135                 -
(Increase) Decrease in Subscriptions Receivable                           (346,500)                -
(Increase) Decrease in Stock Warrants Outstanding                               (5)                -
Net Cash Used in Financing Activities                                      740,446                 -
                                                                   ---------------    -----------------

Net increase (decrease) in Cash                                             (1,533)         (318,354)

Cash - Beginning                                                             1,533           353,281

Cash - Ending                                                      $             -    $       34,927
                                                                   ===============    =================




     The accompanying notes are an integral part of the financial statements

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


GENERAL

Basis  of  Presentation  -  The  unaudited  condensed   consolidated   financial
statements   include  the   accounts  of  the  Company  and  its   subsidiaries.
Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 3000 and 1999 covered thereby.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

Legal Proceedings - The Company is not currently party to any legal proceedings.

Item 2.  Management's Plan of Operations

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

         Corporate Developments

         On April 5, 2000 the Company executed a loan agreement with Infinity Financial Group, Inc. (the "Loan Agreement"). Under the Loan Agreement, IFG agreed to make loans to the Company of up to $1,825,000 in installments for a period commencing with the date of the agreement and ending on April 4, 2004 (the "IFG Loan Commitment"). Under the terms of the IFG Loan

     Commitment, each installment is supported by a convertible note and security agreement and the Lender is granted warrants to purchase shares of the Company's Common Stock. The notes bear interest at 8% per annum, run for a term of two years and are convertible at the fixed rate of $.75 per share. The warrants are exercisable for two years at a price of $1.50 per share. Under the agreement, 20,027 shares are held by IFG in escrow for the potential conversion of the initial note, interest for the term and exercise of the initial warrant. Under the terms of the IFG Loan Agreement, an initial loan of $11,000 was made on April 5, 2000. Further installments and shares placed in escrow were made to the Company; to wit, a loan of $28,245 on April 26, 2000 with 51,425 shares placed in escrow; $20,000 on June 7, 2000 with 36,413 shares placed in escrow; $35,000 on June 15, 2000 with 63,722 shares placed in escrow; $35,000 on June 28, 2000 with 63,722 shares placed in escrow; $20,000 on July 6, 2000 with 36,413 shares placed in escrow, $28,000 on August 17, 2000 with 50,978 shares placed in escrow, $8,000 on October 20, 2000 with 15,565 shares placed in escrow and $5,000 on November 6, 2000 with 9,103 shares placed in escrow. Under the Loan Agreement, the Company granted IFG registration rights and was obligated to file a registration statement within one hundred and eighty days (180) days of the agreement. The Company filed on Form SB-2 for filing covering 3,322,667 shares of its Common Stock which number of shares will cover all notes if issued and interest at the rate of 8% per annum for two (2) years at a fixed conversion price of $0.75 per share and 500,000 warrants exercisable at $1.50. The issuance of the securities was made pursuant to Regulation D, Rule 506 of the Act. The Company's Form SB-2 registration became effective on November 3, 2000.

         Under the terms of the Registration Rights Agreement, Cuidao paid all of the registration expenses incurred in connection with the registration of the shares and the fees and expenses of one (1) counsel for the Selling Shareholders, except that IFG is required to pay all selling commissions, underwriting discounts and disbursements, transfer taxes and fees and expenses of separate counsel applicable to their sale of Cuidao's Common Stock to be delivered pursuant to the agreements underlying the IFG Loan Commitment upon conversion of the notes and exercise of the warrants. The agreements provides that Cuidao must keep current and effective the registration statement covering these shares for the greater of (i) a period of at least four (4) years from the closing date and (ii) a period of at least ninety (90) days after all of the notes have been converted or paid and all the warrants have been exercised or have expired.

         Effective July 1, 2000, the Company entered into a lease to the portion of its new facilities formerly occupied by the airline. The lease is with Goodyear Tire & Rubber Co. The lease is for a term of 2 years at an annual rent of $36,000.

         Effective July 13, 2000, the Company entered into a three (3) year distribution agreement with Dominion Wine Group LTD and Remy Pannier appointing the Company the exclusive distributor of all wines produced by Remy Pannier wines in the State of Florida and the Caribbean Islands. This agreement expires in 2003 and automatically renews for an additional term of five (5) years, unless either party gives the other sufficient written notice of non-renewal.

         The Company entered into an agreement dated July 18, 2000 WCBI. WCBI is in the business of exclusively importing, selling, marketing and distributing imported beers and similar malt beverages. The agreement been canceled due to the inability of the parties to agree as to the valuation of certain balance sheet items. Under the agreement Cuidao was to serve as the sole and exclusive sales and marketer of all brands currently sold and any future products. The Company was to operate under WCBI's licenses and permits in the various jurisdictions in which WCBI is licensed. The WCBI agreement was for a term of five (5) years and was automatically renewal for successive three (3) years terms unless the parties have terminated their arrangement. Under the agreement, Cuidao was to pay the laid-in cost of such inventory out of receipts from customers for inventory up to the value of $119,000. All inventory over $119,000 was to be paid for at the laid-in cost in the Common Stock of the Company, the number of which shares would have been determined by dividing the monthly cost of inventory sold by the average offer price of the Company's shares during the month the product was sold. The shares were to have been issued within seven (7) days of the close of the monthly books. Since the date of the agreement, the Company took an inventory and determined that it does not exceed $119,000. The Company had agreed to assume WCBI's lease for its premises in Oakland Park, Florida and to satisfy any and all current existing accounts payable and other obligations of WCBI.

         On July 19, 2000 the Company entered into a service agreement with Reubin Share ("Share"), a principal of WCBI. In addition to the WCBI agreement and the Share service agreement, the Company entered into termination option agreement dated July 19, 2000 which provided that the other agreements are inter-dependent. This agreement allowed that if one agreement was terminated, then either party may elect to terminate the other agreement. Due to the cancellation of the WCBI agreement, all three agreements are now null and void.

         By an agreement effective July 31, 2000, the Company engaged Yasmin Reger Raia to find the source, review and evaluate new products for the Company to distribute from Belgium and South Africa. Under the terms of a service agreement, Ms. Raia is paid on a job for job basis. The agreement is for a term of one (1) year. Ms. Raia received 5,000 shares of Form S-8 free trading Commons Stock shares of the Company valued at $15,000 which will be applied toward payments due under this agreement. Such shares were issued under the 2000 Stock Plan filed registered with the SEC in May 2000.

         By an agreement  effective August 1, 2000, the Company retained Stephen
H. Durland, CPA to provide financial consulting services for the Company which encompass Securities and Exchange Commission ("SEC") accounting and reporting, capital funding accounting and reporting as well as merger and acquisition accounting and reporting. Under the terms of the retainer, Mr. Durland received 5,000 shares of Form S-8 free trading Common Stock shares of the Company valued at $15,000 which will be applied to billing costs per hour and related approved cost disbursements. The term of the agreement is for six (6) months which term may be extended by the agreement of the parties. The shares were issued under the Company's 2000 Stock Plan registered with the SEC in May 2000.

         By an agreement  effective August 1, 2000, the Company engaged Kristene
P. Klein to design and create labeling and advertising for the Company's products which comply with regulatory requirements. Under the terms of a service agreement, Ms. Klein is paid on a job for job basis. The agreement is for a term of one (1) year. Ms. Klein received 2,500 shares of Form S-8 free trading Commons Stock shares of the Company valued at $7,500 which will be applied toward payments due under this agreement. Such shares were issued under the 2000 Stock Plan filed registered with the SEC in May 2000.

         By letter of appointment dated August 7, 2000, the Company became the exclusive distributor for the State of Florida for the line of Spanish wines imported by Beacon Wine Company,

Inc. This agreement is for a term of three (3) years and may be extended upon the written agreement of the parties.

         Effective August 21, 2000, the Company entered into a three (3) year distribution agreement with Dominion Wine Group LTD and Willow Cove Winery appointing the Company the exclusive distributor of all wines produced by Willow Cove wines in the State of Florida and the Caribbean Islands. This agreement expires in 2003 and automatically renews for an additional term of five (5) years, unless either party gives the other sufficient written notice of non-renewal.

         Effective August 31, 2000, the Company agreed to issue 102,000 shares of its Common Stock into escrow for the conversion of a convertible note in the amount of $255,000. The Company entered into a convertible note acquisition agreement with W.M. Properties, an exiting shareholder of the Company. The proceeds of the agreement, $179,506 where used to pay off the existing second mortgage on the Company's property and to settle the litigation with the noteholder Under the terms of the agreement, the Company has guaranteed the value of its shares for a period of twenty-one months at $2.50 per share. To support this price guarantee, the Company issued a convertible mortgage note (the "Morgage Note") and mortgage and security agreement (the "Mortgage and Security Agreement"). W.M. Properties executed a release which is held in escrow pending completion of the Company's obligations under the agreement and related documents (the "Release").

         The Mortgage Note is dated August 31, 2000 and is due and payable twenty four (24) months from its issuance. Commencing on September 1, 2001 and continuing for the next eight (8) successive months, W.M. Properties is required each such month to convert a portion of the Mortgage Note into shares of the Company's Common Stock, the mandatory conversion dates and number of shares to be issued on each mandatory conversion date are set forth in a schedule to the agreement (the "Monthly Allocation"). Commencing on September 30, 2001 and continuing on the last day of each of the next eight (8) successive months, the principal amount of the Mortgage Note is to be reduced by the greater of (i) the actual gross proceeds received by W.M. Properties for sale of the Monthly Allocation and any previously issued Monthly Allocation shares not sold during the applicable month during the applicable month made in accordance with Rule 144, or (ii) the average of the closing price for the Company's Common Stock from the 1st day of the applicable month to the next to last day of the applicable month as quoted on the OTC BB times the Monthly Allocation (the greater of subsection (i) or (ii) hereinafter referred to as the "Incremental Mortgage Reduction Amount"). In the event that Incremental Mortgage Reduction Amount is less than the Monthly Allocation times $2.50 per share during the applicable month (the "Target Reduction Amount"), the difference between the Target Reduction Amount and the Incremental Mortgage Reduction Amount realized shall bear interest at the rate of 11.11% per annum until paid. To assist Company in making this calculation, W. M. Properties agrees to provide evidence of all sales made in the applicable month to the Company by the tenth (10th) day of the succeeding month. Each successive Incremental Mortgage Reduction Amount is to be applied first to accrued but unpaid interest and thereafter as a reduction to principal. At the end of the term of the Mortgage Note, all unpaid principal and accrued interest not otherwise paid by the incremental reductions to principal is due and payable. In the event that incremental reductions pay off the entire Mortgage Note and any accrued but unpaid interest prior to the end of the term, any Monthly Allocation shares not previous issued to W. M. Properties are to be immediately issued, the Mortgage Note is to be canceled and any unsold shares delivered to or held by W. M. Properties, if any, may be retained or sold by W.M. Properties pursuant to Rule 144 as it so elects. If at any time during the term of the Mortgage Note the aggregate of all of the Incremental Mortgage Reduction Amounts is equal to or above $255,000, or at the end of the term at such time as the Company pays all unpaid principal and accrued but unpaid interest, the entire Mortgage Note and Mortgage and Security Agreement shall be released and satisfied and W.M. Properties (1) authorizes Mintmire & Associates, the escrow agent for the Release, to provide the Company with the Release executed simultaneously  with the  Agreement  and  being  held in  escrow  by  them;  (2)
authorizes the Company to record the Release; and (3) agrees to cancel and return the original Mortgage Note to the Company. Interest, if any, shall be calculated on the basis of a year of 360 days. Any unpaid principal or accrued but unpaid interest due at the end of the term shall be payable at W.M. Properties' Principal Office. The Mortgage Note has anti- dilution provisions and piggy-back registration rights.

         Effective September 26, 2000, the Company entered into a second convertible note acquisition agreement with W.M. Properties. All documents were exchanged on that date and are held in escrow pending payment of the purchase price of $345,493.21. Under this second acquisition, 198,000 shares of the Company's Common Stock are held in escrow on the second mortgage note in the amount of $495,000 in support of the price guarantee. All other terms of the second arrangement are identical to the first agreement. The proceeds from the second agreement are to be used to pay off the existing first mortgage on the Company's property.

         By an agreement dated October 2, 2000, the Company agreed to issue 20,000 shares of restricted Common Stock to WallStreet West.com, LLC ("WSW") to provide investor relations services to the Company. WSW was brought to the Company by CAG as part of its structuring of an investor relations program for the Company. By agreement dated October 2, 2000, WSW entered into a second agreement with CAG since WSW required additional payment in the Form of S-8 shares that it could not receive from the Company. Dan Campbell agreed to transfer 17,000 shares of his Form S-8 shares to WSW. However, previously and mistakenly, WSW had entered into an agreement in the name of IFG and a first agreement with the Company. WSW was advised that IFG had nothing to do with the arrangement and insisted upon termination of the IFG and the first agreement with the Company. Rather than enter into simple termination, WSW insisted upon a recitation of the earlier agreements in the October 2, 2000 agreements on the mistaken belief that there was at least one principal of IFG common to IFG and CAG. Other than Mr. Vazquez who is a shareholder, officer and director of IFG and a director of CAG and sharing of offices, there is no commonality by which CAG and IFG are affiliates. WSW has issued press releases that recite incorrect information. The Company attempted to have WSW rectify the mistaken information; however, has not been able to resolve its differences with WSW. In addition, under the terms of the WSW agreement with the Company, the Company has no control over the services to be provided on its behalf since WSW claims all of such obligations under the revised CAG agreement. The Company has been unable to resolve matters with WSW and has elected to terminate its relationship with WSW. The restricted Common Stock under the Company's agreement had an approximate value of $41,000 on the execution date of the agreement and the Form S-8 shares had an approximate value of $34,000.

          In April 2000, the Company entered into a consulting agreement with Corporate Analysis Group Inc. ("CAG") to provide corporate management, strategic planning, corporate development, financial accounting and forecasting, marketing, structuring investor relations programs, contract negotiations and general administrative duties for the Company in relation to its activities worldwide with the exception of Europe. The agreement was automatically renewed on October 4, 2000. Dan Campbell, a shareholder in CAG and the person in CAG responsible for performing or overseeing the performance of CAG received a total of 687,500 shares of Form S-8 free trading Common Stock valued at $687,500 which has been and will be applied for billing services through April 3, 2000. The initial term of the agreement was six (6) months with an automatic six (6) month renewal unless notice was given by either party thirty (30) days prior to the renewal date. The shares were issued under the Company's 2000 Stock Plan registered with the Sec in May 2000.

         In April 2000, the Company entered into an advisory service agreement with St. Martin Equity Group Inc. ("St. Martin") to provide comparable services to the Company as CAG with relation to Europe. The agreement was automatically renewed on October 4, 2000. Dan Campbell, who is not a shareholder, officer or director of St. Martin but is the person responsible for performing or overseeing the performance of St. Martin received a total of 250,000 shares of Form S-8 free trading Common Stock valued at $250,000 which has been and will be applied for billing services through April 3, 2000. The initial term of the agreement was six (6) months with an automatic six (6) month renewal unless notice was given by either party thirty (30) days prior to the renewal date. The shares were issued under the Company's 2000 Stock Plan registered with the Sec in May 2000.

         The Company announced a 3 to 1 forward split with a record date of October 16, 2000 and an effective date of October 26, 2000. The split took effect as announced.

         Results of Operations for the Three Months Ending
         September 30, 2000 and 1999

         During the three month period ending September 30, 2000 and 1999, the Company had revenues of $____ and $______ respectively. This is an increase in revenue of $_____, or approximately ___%, compared to revenues during the comparable period of 1999. The increased revenues resulted primarily from an increase in sales, which are directly result of the Company's overall marketing efforts.

         The Company rent revenue of $______ during the three month period ending September 30, 2000 from that portion of the Company's new facility which is leased to Goodyear Tire & Rubber, Co.. The lease terms began July 1, 2000.

         During the three month period ending September 30, 2000 and 1999, the Company had General and Administrative operating expenses of $_________ and $______. This increase is primarily due to the Company's increased marketing efforts and inventory storage and handling costs.

         Management believes that continued implementation and expansion of the Company's use of beer distributors and an increase in wine and liquor sales by using a similar method will have a positive result on sales and revenues in the future. Through its distributiion alliance with World Class Beer Imports, the Company expected to maximize the rollout of its RED DRAGON beer products by reaching more retail and specialty stores, without the need to increase the Company's personel or payroll expenses. However, due to the cancellation of this agreement, the Company is exploring alternate avenues to achieve this desired goal. In addition, personel and payroll expenses will be increased since the Company intends to hire an Asian brand development/salesperson to work specifically with the on-premise accounts and to assist out-of-state distributors on a part time basis.

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

Financial Condition

         The Company's balance sheet for the period ended September 30, 2000, reflects the payment of the existing second mortgage and replacement with the Mortgage Note. Management concluded that in both short and long term, it was more financially prudent to seek more suitable financial terms than to continue with the existing mortgage arrangement. Under the structure of the Mortgage Note, there is a mandatory pay-down provision that allows for debt reduction without the need for use of revenues to liquidate the debt. The Company has contracted with the same investor under similar terms to pay off the existing first mortgage.

         The Company continues to receive installments under the loan agreement with Infinity Financial Group, Inc. which it believes will provide it with the necessary initial working capital required to effectively execute its business plan. The Company believes that by expanding its product distribution and thereby increasing sales revenues it will internally generate sufficient working capital to enable management to continue its goal to increase the number of distribution channels for its products. It is the Company's belief that once it is able to expand its product line and distribution channels it will be able to rely on its own internally generated cash flow to support its operations.

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

                                    Part II.

Item 1. Legal Proceedings

         The Company filed a lawsuit against Investors Conceptual Services Incorporated. ("ICS"). This action is for non-payment of funds owed to the Company by ICS. The amount of this debt was specified in an agreement between the Company and ICS. ICS interposed a defense and made a motion on the pleadings. The Company is in the process of filing an amended complaint. Under the agree ment, ICS was issued 25,000 shares of the Company's Common Stock in December 1999, but the Company did not receive the full proceeds for the sale of shares.

         As of December 31, 1999, the Company had a disputed bill relating to printing charges with Bowne of Los Angeles. As of the date of this Prospectus, Company is in the process of attempting to reach an equitable settlement with reference to this disputed amount. Bowne secured a judgment against the Company of approximately $85,000. The Company filed a notice of appeal and has filed its appellate brief. Bowne has indicated that it will seek to enforce the California judgment in Florida. The Company has filed a notice of lis pendens in Florida to forestall execution on the judgment pending the California appeal.

         As of June 30, 2000, the Company was in default under the terms of the second mortgage. In addition, the monthly payments for February though June of 2000 were in arrears. A lease with a national credit tenant for fifty percent (50%) of the Company's building was signed with Goodyear. The tenancy commenced July 1, 2000.

         On July 12, 2000, a summary judgement was entered by Broward Circuit Court in favor on the holder of the second mortgage in the amount of $172,756.93. Sale of the property was scheduled for August 2000. The Company arranged for W. M. Properties, an existing shareholder, to make a deposit while a refinancing package could be completed. This shareholder made an initial deposit of $25,000 and the sale was postponed for 30 days. On August 31, 2000, through a convertible note acquisition agreement with the existing shareholder, the Company received proceeds sufficient to pay of the second mortgage. Effective September 26, 2000, the Company entered a second convertible note agreement with this shareholder under which the proceeds will be used to pay off the existing first mortgage. Both convertible note arrangements, the Company has given a price guarantee which is supported by a Mortgage Note and a Mortgage and Security Agreement.

Item. 2. Changes in Securities and Use of Proceeds

         On July 18, 2000, the Company entered into an agreement with WCBI under which inventory in excess of $119,000 was to be paid in the form of shares of the Company's Common Stock, the number of which were to be determined by dividing the cost of the inventory sold in a month by the average offer price for the month in which said sales were made. This agreement was canceled and no shares were issued.

         On July 19, 2000, the Company entered into a service agreement with Mr. Share. Under this agreement, the Company granted Mr. Share 25,000 shares of its restricted Common Stock as a sign-on bonus. Such issuance was canceled when the WCBI agreement was canceled.

     Since June 30, 2000, under the loan agreement with IFG 111,059 shares have been placed in escrow to cover the conversion of additional promissory notes and warrants related to further installments totally $61,000. These shares were issued in reliance on Regulation D, Rule 506. The Company filed a registration statement on Form SB-2 for filing covering 3,322,667 shares of its Common Stock which will cover all notes if issued plus interest at the rate of 8% per annum for two(2) years at a fixed conversion price of $0.75 per share and 500,000 warrants exercisable at $1.50. The registration statement became effective on November 3, 2000.

         In August 2000, the Company committed to issue a total of 12,500 shares registered under the 2000 Stock Awards Plan to three (3) consultants. These shares are to be issued to Mr. Durland (5,000 shares valued at $15,000), Ms. Klein (2,500 shares valued at $7,500) and Ms. Raia (5,000 shares valued at $15,000).

         Effective August 31, 2000, the Company issued 102,000 shares of its Common Stock into escrow for the conversion of a Mortgage Note in the amount of $255,000. A further 198,000 were issued in September 2000 into escrow for the second convertible note arrangement, the proceeds of which will be used to pay off the existing first mortgage.

         On September 15, 2000, the Board approved the issuance of 9,000 shares of restricted Common Stock to seven (7) persons, which shares were valued at $14,301. Of the seven (7) persons, each of the five (5) Directors received 1,200 shares and two (2) employees received a total of 3,000 shares.

         In September 2000, the Company issued 25,000 shares of the Form S-8 shares registered wit reference to the Company's 2000 Stock Award Plan. The shares were issued to Donald F. Mintmire, the sole owner of Mintmire & Associates, in consideration for legal services rendered to the Company by the firm, which legal services included the rendering of general corporate advice, and preparing various corporate documents and plans, and preparation of various Company agreements, including but not limited to the rendering of advice, and the preparation of documents, in connection with the Company's reporting requirements under the Exchange Act of 1934. The shares were valued at $1.00 each which was the most recent closing price of the shares prior to the Form S-8 registration filing

         The Company issued a total of 437,500 shares of the shares registered under the Form S-8 as part of the automatic renewable of the CAG and St. Martin agreements on October 4, 2000.

         Although the Company had contracted to issued 20,000 shares of its restricted Common Stock to WallStreetWest.com, the parties are in the process of executing a termination agreement that will cancel the requirement of this issuance.

         The Company announced a 3 to 1 forward split with a record date of October 16, 2000 and an effective date of October 26, 2000. The split took effect as announced.

Item 3.  Defaults upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

1.1               Placement Agent Agreement [1]

1.2 Escrow Agreement by and between Cuidao Holding Corp. and Imperial Trust Company [1]

1.3 Warrant Agreement by and between Cuidao Holding Corp. and Florida Atlantic Stock Transfer [1]

3.0               Amended and Restated Articles of Incorporation of Cuidao
                  Holding Corp. [1]

3.1               Bylaws of Cuidao Holding Corp. [1]

4.0               Specimen Stock Certificate [1]

10.0 Cuidao Holding Corp. 1997 Incentive Stock Option Plan [1] amended to the Cuidao Holding Corp. 1999 Equity Incentive Plan [2]

10.1              Cuidao Holding Corp. 1997 Directors' Stock Option Plan [1]

10.2 Import and Distribution Agreement by and between Cuidao Holding Corp. and the People's Republic of China, Tsingtao Brewery No. 3 Co., Ltd. [1]

10.3 Import and Distribution Agreement by and between Cuidao Holding Corp. and Cave du Vignoble Gursonnais [1]

10.4 Import and Distribution Agreement by and between Cuidao Holding Corp. and Les Chais du Prevot [1]

10.5 Import and Distribution Agreement by and between Cuidao Holding Corp. and Vignerons De Buzet [1]

10.6 Import and Distribution Agreement by and between Cuidao Holding Corp. and Godet Freres [1]

10.7 Form of Lock-Up Agreement by and between the Cuidao Holding Corp., West America Securities Corp. and certain shareholders of Cuidao Holding Corp. [1]

10.8 Form of Promotional Share Lock-In Agreement by and between Cuidao Holding Corp. and certain shareholders of Cuidao Holding Corp. [1]

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

10.19 Advisory Service Agreement dated April 4, 2000 with St. Martin Equity Group Inc. [5]

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

10.25 Distribution Agreement dated August 21, 2000 with Dominion Wine Group Ltd. and Willow Cove Winery [5]

10.26             Convertible Note Acquisition Agreement effective
                  August 31, 2000 [5]

10.27             Second Convertible Note Acquisition Agreement dated
                  September 26, 2000 [5]

10.35             Cuidao Holding Corp. 2000 Employee/Consultant Stock
                  Compensation Plan [4]

27.0     *        Financial Data Schedule

---------------

o        Filed herewith

[1] Previously filed with the Company's Registration Statement on Form SB2 (Registration Number 333-43457) filed December 30, 1997.

[2] Previously filed with the Companys' Form 10KSB for the Year Ending December 31, 1998

[3] Previously filed with the Company's Form 10QSB for the Quarter ending June 30, 2000.

[4]      Previously filed with the Company's Form S-8 on May 22, 2000

[5] Previously filed with the Company's Registration Statement on Form SB-2 (Registration Number 333-48574] filed October 25, 2000.

---------------------------------------------

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CUIDAO HOLDING CORP.
                                  (registrant)


Dated: November __ 20, 2000       By: /s/ C.  Michael Fisher
                                  ------------------------------------------
                                        C. Michael Fisher
                                        President & Chief Financial Officer