Form 10QSB/A
period 2000-09-30
CUIDAO HOLDING CORP
filed 2000-12-15
CIK 1018765

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

Notes to Condensed Consolidated Financial Statements.........................F-6

                      CUIDAO HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                          2000                   1999
                                                                                       (UNAUDITED)             (AUDITED)
                                                                                -------------------    ------------------
Current Assets:
     Cash and Cash Equivalents                                                   $                -    $           1,533
     Accounts Receivable                                                                     30,891               27,422
     Inventory                                                                              149,484              304,346
     Prepaid Expenses                                                                        15,000                    -
                                                                                -------------------    ------------------
          Total Current Assets                                                              195,375              333,301

Property, Plant and Equipment (Net of $35,877 and $22,113
     accumulated depreciation at September 30, 2000 and
     December 31, 1999)                                                                     577,147              584,873
                                                                                -------------------    ------------------
Other Assets:
     Goodwill (Net of $15,000 and $13,333 accumulated  amortization at September
     30, 2000 and December 31, 1999)                                                              -                1,667
     Organizational Costs (Net of $1,279 and $1,048 accumulated  amortization at
     September 30, 2000 and December 31, 1999)                                                  261                  492
Deferred Loan Costs (Net of $4,471 and $3,500 accumulated
amortization at September 30, 2000 and December 31, 1999)                                     3,194                7,000
     Deposits and Escrow Balances                                                             5,326               19,314
                                                                                -------------------    ------------------
          Total Other Assets                                                                  8,781               28,473
                                                                                -------------------    ------------------

          Total Assets                                                          $           781,303    $         946,647
                                                                                ===================    ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Cash Overdraft                                                             $             1,429    $                -
     Accounts Payable and Accrued Expenses                                                  288,966               417,616
     Security Deposits                                                                            -                 5,724
     Notes Payable - Current Portion                                                        225,959                48,324
                                                                                -------------------    ------------------
          Total Current Liabilities                                                         516,354               471,664
Long Term Liabilities:
     Notes Payable                                                                          426,500               480,000
                                                                                -------------------    ------------------
          Total Liabilities                                                                 942,854               951,664
                                                                                -------------------    ------------------
Stockholders' Equity:
        Common Stock, $.0001 Par Value; 100,000,000
          Shares Authorized; 4,033,875 and 2,402,175 Issued and
       Outstanding at September 30, 2000 and December 31, 1999                                  403                  240
     Additional Paid In Capital                                                           1,731,464              768,812
     Accumulated Deficit                                                                 (1,546,913)            (774,069)
                                                                                -------------------    ------------------
                                                                                            184,954               (5,017)

Less: Subsriptions Receivable                                                              (346,500)                   -
Less: Stock Warrants Outstanding                                                                 (5)                   -
                                                                                -------------------    ------------------
Total Stockholders' Equity                                                                 (161,551)              (5,017)
                                                                                -------------------    ------------------

          Total Liabilities and Stockholders' Equity                            $           781,303    $         946,647
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